Form 10-Q
period 2000-06-30
BOE FINANCIAL SERVICES OF VIRGINIA INC
filed 2000-08-14
CIK 1109848

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

              [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                     THE SECURITIES  EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2000


              [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(a) OF
                           THE EXCHANGE ACT OF 1934
                For the transition period from           to
                        Commission File No.  333-33260


                   BOE FINANCIAL SERVICES OF VIRGINIA, INC.

       (Exact name of small business issuer as specified in its charter)

Virginia                                               54-1980794

(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                       Identification No.)

    323 Prince St., Tappahannock, VA                     22560

(Address of principal executive offices)             (Zip Code)


                                (804) 443-4343

(Issuer's telephone number, including area code)



Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distributionof securities under a plan conf irmed by a court.

Yes  ( )         No ( )

State the number of shares outstanding of each ofthe issuer's classes of common equity as of August 9, 2000.

     Class                Outstanding at August 9, 2000

     Common Stock, $5.00 par value        1,167,790

Transitional Small Business Disclosure Format
(Check one):
Yes      No x

                   BOE Financial Services of Virginia, Inc.

                                  FORM 10-QSB

                                     INDEX


                        PART I - FINANCIAL INFORMATION

                                                          Page

Item 1. Financial Statements...........................   1-6

Consolidated Balance Sheets
June 30, 2000 and December 31, 1999....................   1-2

Consolidated Statements of Earnings
Three months ended June 30, 2000 and 1999..............     3

Consolidated Statements of Earnings
Six months ended June 30, 2000 and 1999................     4

Consolidated Statement of Cash Flows
Six months ended June 30, 2000 and 1999................     5

Consolidated Statement of Changes in
Stockholders' Equity
Six months ended June 30, 2000 and 1999................     6


Notes to Consolidated Financial Statements.............   7-8

Item 2. Management's Discussion and Analysis of
Financial Condition Results of Operations..............  9-12

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security
Holders................................................ 12-13

Item 6. Items on Form 8-K and
Signatures.............................................    13



                                              PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements
BOE FINANCIAL SERVICES OF VA., INC.                  June 30,    December 31,
Consolidated Balance Sheets                            2000            1999
(in Thousands)
     ASSETS                                        (Unaudited)
Cash and due from banks.......................      $  4,069        $  6,133
Federal funds sold............................         2,417               0
Securities held to maturity
---------------------------
     U.S. Government agencies (fair value of
     $1,156-2000 and $785-1999)                        1,165             803
     Obligations of state and political
     subdivisions  (fair value of
     $1,941-2000 and $2,017-1999)                      1,956           2,039
     Other Securities  (fair value
     $277-2000 and $796-1999)                            300             800
Securities available for sale
-----------------------------
    U.S. Treasury securities (book value of
    $0-2000 and $0-1999)                                   0               0
    U.S. Government agencies (book value of
    $5,780-2000 and $5,398-1999)                       9,959           5,230
    Obligations of state and political
    subdivisions (book value of
    $14,435-2000 and $14,534-1999)                    14,643          14,204
    Other Securities (book value of
    $2,528-2000 and $2,175-1999)..............         3,694           2,145

Loans.........................................       138,434         126,064
Less: Reserve for loan loss...................        (1,797)         (1,601)
                                                    --------        --------
    Net loans................................        136,637         124,463
Bank premises and equipment, net..............         7,112           7,275
Other real estate owned.......................            41              72
Investment in unconsolidated subsidiaries                  8               8
Accrued interest receivable...................           911             742
Intangible assets, net........................         1,342           1,405
Other assets..................................         2,110           1,977
                                                    --------         -------
 Total assets.................................      $186,364        $167,296
                                                    ========        ========


See accompanying notes to consolidated financial statements.

BOE FINANCIAL SERVICES OF VA., INC.          June 30,    December 31,
Consolidated Balance Sheets                       2000           1999
LIABILITIES AND SHAREHOLDERS' EQUITY        (Unaudited)

Deposits
  Noninterest bearing deposits............    $ 17,963       $ 15,860
  Savings and interest bearing deposits         44,071         44,696
  Certificates of deposit.................      95,719         82,335
                                              --------       --------
     Total deposits.......................     157,753        142,891

Federal funds purchased...................           0            901
Federal Home Loan Bank advances...........      11,000          7,000
Accrued interest payable..................         620            460
Other liabilities.........................       1,067            661
                                              --------       --------
     Total other liabilities..............      12,687          9,022

     Total liabilities....................     170,440        151,913

Commitments
Shareholders' equity
Common stock, $5.00 par value.............       5,839          5,839

             6/30/00  12/31/99
             -------  --------
Shares auth.4,000,000 4,000,000
Shares o/s..1,167,790 1,167,790
Paid in capital...........................       4,820          4,820
Accumulated other comprehensive
   income.................................        (407)          (349)
Retained earnings.........................       5,672          5,073
                                              --------       --------
     Total shareholders' equity...........      15,924         15,383
                                              --------       --------
     Total liabilities and shareholders'
     equity...............................    $186,364       $167,296
                                              ========       ========



See accompanying notes to consolidated financial statements.



Page: 2

BOE FINANCIAL SERVICES OF VA., INC.              Three Months Ended
Consolidated Statements of Earnings                    June 30,
                                              2000                1999

     Interest Income                               (Unaudited)
Interest and fees on loans................  $2,965               $2,383
Interest on federal funds sold............      45                   31
Interest on time deposits with banks......       0                    0
Interest on U.S. Treasury securities and
 U.S. Agency Obligations..................     189                  117
Interest on obligations of state and
 political subdivisions...................     212                  158
Interest on other securities..............      18                   54
                                            ------               ------
     Total interest income                  $3,429               $2,743

     Interest Expense
Interest on savings and interest bearing
  deposits................................     286                  284
Interest on certificates of deposit.......   1,233                1,010
Interest on federal funds purchased.......       0                    0
Interest Federal Home Loan Bank advances..     179                    0
                                            ------               ------
     Total interest expense                  1,698                1,294
                                            ------               ------
Net interest income.......................   1,731                1,449
Provision for loan losses.................     145                   90
                                            ------               ------
Net interest income after provision for
  loan losses.............................   1,586                1,359
                                            ------               ------
     Noninterest Income
Service charges on deposit accounts.......     125                   99
Securities gains (losses) -net............      (1)                   2
Other fee income..........................     211                  106
All other noninterest income..............      56                   10
                                            ------               ------
     Total noninterest income                  391                  217
                                            ------               ------
     Noninterest Expense
Salaries and employee benefits............     631                  545
Premises and fixed assets.................     190                  130
Other expenses............................     513                  437
                                            ------               ------
     Total noninterest expense............   1,334                1,112
                                            ------               ------
Income before income taxes................     643                  464
Income taxes..............................     166                   97
                                            ------               ------
     Net income...........................  $  477               $  367
                                            ======               ======
Earnings per share, basic and diluted.....   $0.41                $0.31

See accompanying notes to consolidated financial statements.

Page: 3

BOE FINANCIAL SERVICES OF VA., INC.                       Six Months Ended
Consolidated Statements of Earnings                            June 30,
                                                          2000         1999
  Interest Income                                                  (Unaudited)
Interest and fees on loans......................     $  5,769        $ 4,700
Interest on federal funds sold..................           61             49
Interest on time deposits with banks............            0              0
Interest on U.S. Treasury securities and
 U.S. Agency Obligations........................          309            284
Interest on obligations of state and
 political subdivisions.........................          408            309
Interest on other securities....................           44             73
                                                     -----------------------
  Total interest income.........................     $  6,591        $ 5,415

  Interest Expense
Interest on savings and interest bearing
 deposits.......................................          569            560
Interest on certificates of deposit.............        2,311          2,011
Interest on federal funds purchased.............           10              5
Interest Federal Home Loan Bank advances........          319              0
                                                     -----------------------
  Total interest expense........................        3,209          2,576
                                                     -----------------------
Net interest income.............................        3,382          2,839
Provision for loan losses.......................          235            180
                                                     -----------------------
Net interest income after provision for
 loan losses....................................        3,147          2,659
                                                     -----------------------
  Noninterest Income
Service charges on deposit accounts.............          241            195
Securities gains (losses) -net..................           (6)             2
Other fee income................................          332            212
All other noninterest income....................           65             17
                                                     -----------------------
  Total noninterest income......................          632            426
                                                     -----------------------
  Noninterest Expense
Salaries and employee benefits..................        1,261          1,050
Premises and fixed assets.......................          386            263
Other expenses..................................          967            842
                                                     -----------------------
  Total noninterest expense.....................        2,614          2,155
                                                     -----------------------
Income before income taxes......................        1,165            930
Income taxes....................................          297            213
                                                     -----------------------
  Net income....................................     $    868        $   717
                                                     =======================
Earnings per share, basic and diluted...........     $   0.74        $  0.61



BOE FINANCIAL SERVICES OF VA., INC.                       Six Months Ended
Consolidated Statements of Cash Flows                          June 30,
                                                          2000         1999
Cash Flows from Operating Activities
Net income......................................          868        $   717
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization..................          192            205
 Provision for credit losses....................          235            180
 Net amortization premium on securities.........           30             41
 Net (gain) on sale of securities...............           (6)             -
 Decrease in accrued interest
   receivable and other assets..................         (209)          (255)
 Increase (decrease) in accrued expenses
 and other liabilities..........................          566            (73)
                                                     -----------------------


  Net cash provided by operating
  activities....................................     $  1,676        $   815
                                                     -----------------------

Cash Flows from Investing Activities
Proceeds from sale of securities
    available-for-sale..........................     $  1,770        $   546
Proceeds from maturities and calls of
    securities held-to-maturity.................          221          1,058
Proceeds from maturities and calls of
    securities available-for-sale...............                       1,336
Purchase of securities held-to-maturity.........            -           (504)
Purchase of securities available for sale.......       (8,599)        (1,652)
Net increase in loans to customers..............      (12,409)        (7,711)
(Increase) decrease in federal funds sold.......       (2,417)           488
Capital expenditures............................          (29)        (1,828)
Proceeds from sale of other real estate.........           31              -
                                                     -----------------------

  Net cash (used in) investing activities.......     $(21,432)       $(8,267)
                                                     -----------------------

Cash Flows from Financing Activities
Net increase in deposits........................     $ 14,862        $ 8,827
Proceeds from borrowings........................        4,000              -
(Decrease) in federal funds purchased...........         (901)             -
Dividends paid..................................         (269)          (257)
                                                     -----------------------
Net cash provided by financing
  activities....................................     $ 17,962        $ 8,570
                                                     -----------------------
Net increase (decrease) in cash and
  cash equivalents..............................     $ (2,064)       $ 1,118
Cash and Cash Equivalents
  Beginning of year.............................        6,133          3,607
                                                     -----------------------
  End of year...................................     $  4,069        $ 4,725
                                                     -----------------------
Supplemental disclosure of cash flow information
Cash paid during the year
Interest........................................     $  3,049        $ 2,642
                                                     -----------------------
Income Taxes....................................     $    124        $   277
                                                     -----------------------

Page:  4

                      BOE FINANCIAL SERVICES OF VA., INC.
                 Statement of Changes in Stockholders' Equity
           For the Three Month Periods Ended June 30, 2000 and 1999
                                (in thousands)

                                                                  Accumulated
                                           Compre-                   Other                Additional
                                           hensive     Retained  Comprehensive   Common     Paid-In
                                Total       Income     Earnings     Income        Stock     Capital
                                -----       ------     --------     ------        -----     -------
Balance, December 31,
  1998                          $15,005         --       $4,194     $  152        $5,839     $4,820
Comprehensive income
 Net income                         717        717          717
 Other comprehensive income,
  net of tax
   Unrealized loss on
    securities available-for-
     sale                          (296)      (296)
   Reclassification
     adjustment                      (1)        (1)                                   --         --
                                            -------
Other comprehensive income,
          Net of tax                          (297)                   (297)
 Total comprehensive income                  $ 420
                                             -----
Dividends paid                     (257)                   (257)
                                -------                  ------------------------------------------
Balance, June 30, 1999          $15,168                  $4,654     $ (145)       $5,839     $4,820
                                =======                  ==========================================

Balance, December 31, 1999      $15,383         --        5,073     $ (349)       $5,839     $4,820
Comprehensive income
 Net income                         868        868          868
 Other comprehensive income,
  net of tax
   Unrealized (loss) on
    securities available-for-
     sale, net                      (58)       (58)
   Less reclassification
   adjustment                        --         --                                    --         --
Other comprehensive income,
          Net of tax                           (58)                    (58)
                                             -----
 Total comprehensive income                  $ 810
                                             =====
Dividends paid                     (269)                   (269)
                                -------                  ------------------------------------------
Balance, June 30, 2000          $15,924                  $5,672     $ (407)       $5,839     $4,820
                                =======                  ==========================================
Page:  5

Page:  5

BOE FINANCIAL SERVICES OF VA., INC.
Notes to Consolidated Financial Statements


1. The accounting and reporting policies of the registrant conform to generally accepted accounting principles and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included.

     BOE Financial Services of Virginia, Inc. (the "Company") became the holding company for Bank of Essex (the "Bank") pursuant to a plan of share exchange effective July 1, 2000. Under the plan of share exchange, all of the outstanding shares of common stock of the Bank were exchanged for newly issued shares of common stock of the Company and the Bank became a wholly-owned subsidiary of the holding company. The Company's banking operations are conducted by the Bank.

     These financial statements should be read in conjunction with the financial statements and the footnotes included in the Bank's 1999 Annual Report to Shareholders included by reference in the Form S-4 Registration Statement filed with the Securities and Exchange Commission on March 24, 2000.

2. Earnings per share are based on the weighted average number of common shares and common stock equivalents outstanding during the year. The number of common shares and common stock equivalents used for June 30, 2000 and December 31, 1999 were 1,167,790 and 1,167,790, respectively.

3. Loans are shown on the balance sheets net of unearned discounts and the allowance for loan losses. Interest is computed by methods which result in level rates of return on principal. Loans are charged off when in the opinion of management they are deemed to be uncollectable after taking into consideration such factors as the current financial condition of the customer and the underlying collateral and guarantees. Loan fees and origination costs are deferred and the net amount amortized as an adjustment of the related loans yield using the level yield method. The Bank is amortizing these amounts over the contractual life of the related loans.

4. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This

Page:  6

BOE FINANCIAL SERVICES OF VA., INC.
Notes to Consolidated Financial Statements


statement is not expected to have a material impact on the Bank's financial statements. The standard also allows securities classified as held-to-maturity to be transferred to the available-for-sale category at the date of initial application of this standard. This statement is effective for fiscal quarters of years beginning after June 15, 2000, with earlier adoption encouraged. The Bank will adopt this accounting standard as required by January 1, 2001.

Page:  7

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist readers in understanding and evaluating the financial condition and results of operations of BOE Financial Services of Virginia, Inc. ("BOE" or "the Company"), the parent company of Bank of Essex (the "Bank"). This section should be read in conjunction with BOE's consolidated financial statements and accompanying notes included elsewhere in this report, particularly note 1 which describes the formation of the Company in a plan of share exchange.

Overview
--------
     On June 30, 2000 BOE had total assets of $186.4 million, an increase of $19.1 million or 11.4% from $167.3 million December 31, 1999. Total assets June 30, 1999 were $154.8 million. The June 30, 2000 total assets figure represents an increase of 20.4% or $31.6 million over one year ago.

     Total loans amounted to $138.4 million on June 30, 2000, an increase of $12.4 million, or 9.8% over December 31, 1999. This June 30, 2000 figure represents an increase of $24.2 million or 21.2% over total loans of $114.2 million on June 30, 1999.

     The Company's securities portfolio increased $6.5 million, or 25.8% from $25.2 million December 31, 1999 to $31.7 million June 30, 2000. Total securities were $24.5 million on June 30, 1999. Federal funds sold were $2.4 million on June 30, 2000, at December 31, 1999 BOE had purchased $.9 million of federal funds. The Bank had federal funds sold of $1.4 million as of June 30, 1999.

     The Bank is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under Financial Accounting Standards Board Pronouncement #115 (FASB 115). The market value of the June 30, 2000 securities available-for-sale portfolio was $28.3 million compared to $21.6 million at December 31, 1999 and $21.3 million at June 30, 1999. The impact of the change in market value of AFS securities, net of deferred income taxes, is reflected in the Statement of Changes in Stockholder's Equity under Accumulated other comprehensive income. On June 30, 2000 $407,000 represented the Bank's net unrealized loss on AFS securities compared to $349,000 at December 31, 1999 and a loss of $146,000 at June 30, 1999. These totals are also reported on the Balance Sheet under Stockholder's Equity on the Accumulated other comprehensive income line.

     Total deposits at June 30, 2000 were $157.8 million. This $14.9 million increase is 10.4% greater than total deposits of $142.9 million at December 31, 1999 and $19.1 million, or 13.8% greater than total deposits of $138.7 million at June 30, 1999.

     Stockholder's equity at June 30, 2000 was $15.9 million and represented 8.5% of total assets. Stockholder's equity was $15.4 million, or 9.2% of total assets at December 31, 1999 and $15.2 million, or 9.8% of total assets at June 30, 1999.

Page:  8

Results of Operations
----------------------
Net Income
     Net income was $868,000 through six months of 2000, or $0.74 per common share. This compares to net income of $717,000, or $0.61 per common share in the first six months of 1999. The increase in earnings through six months of 2000 over 1999 was $151,000, or 21.1%. The number of average common shares outstanding for each period was 1,167,790.

     The increase in earnings was primarily from a $543,000, or 19.1% increase in net interest income before provision for credit losses. Additionally, noninterest income increased $206,000, or 48.4%, from $426,000 in the first half of 1999 to $632,000 in the first half of 2000.

     These increases in net income were offset by a $459,000, or 21.3% increase in noninterest expenses from $2.2 million in the first six months of 1999 to $2.6 million in the first six months of 2000. Income tax expense increased $84,000 in the first half of 2000, or 39.4%, to $297,000, up from $213,000 in the first half of 1999.

Net Interest Income
     The Bank's results of operations are significantly affected by it's ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At June 30, 2000 the Bank's interest-earning assets exceeded it's interest-bearing liabilities by approximately $21.8 million, compared with a $16.9 million excess one year ago. Net interest margins were 4.23% through June 30, 2000 compared to 4.16% through June 30, 1999.

     Annualized net interest income on a tax-equivalent basis through six months of 2000 increased by 18.2% to $6.8 million from $5.7 million for the same period a year ago. Through the first six months of 2000 loan demand has been healthy, thereby increasing funding pressures and ultimately increasing the Bank's cost of funds. Through the first six months of 2000 the Bank's yield on earning assets was 8.26%, up from 7.90% a year ago, while its cost of average interest bearing liabilities increased from 4.30% to 4.52% during the same period. In February, 2000 the Bank obtained a one year funding advance from the Federal Home Loan Bank of Atlanta for $11,000,000. The Bank's loan-to-deposit ratio has increased from 82.40% on June 30, 1999 to 87.75% on June 30, 2000.

Provision for Credit Losses
     The Bank's provision for credit losses for the first quarter of 2000 was $90,000 and $145,000 in the second quarter of 2000. The Bank expensed $90,000 in the first and second quarters of 1999. The increase in provision in the second quarter of 2000 was due to recognition of higher non-performing assets during the quarter, increased possibilities of an economic slowdown in the months ahead and higher loan volumes. Net charged-off loans were $39,000 in the first six months of 2000 and $68,000 in the first six months of 1999. The allowance for loan losses as a percentage of total loans was 1.30%, 1.27%, and 1.27%, respectively as of June 30, 2000, December 31, 1999 and June 30, 1999.

Page:  9

Noninterest Income
     Noninterest income, including gains/(losses) on securities was $632,000 in first half of 2000 compared to $426,000 in the same period of 1999. This represents an increase of 48.4%, or $206,000. Service charges on deposit accounts were $241,000 in the first two quarters of 2000, a 23.6% increase over $195,000 in the first two quarters of 1999. A larger deposit base of 10.4% for the comparison period and increased management focus in this area represent this improvement. Other fee income increased 56.6%, or $120,000 from $212,000 in the first two quarters of 1999 to $332,000 in the first two quarters of 2000. $110,000 of this increase was due to adjustments to non-qualified benefit plan accruals primarily resulting from the death of one of the covered persons. In the first half of 2000 the Bank realized losses non available-for-sale securities of $6,000 and in the first half of 1999 gains of $2,000 were realized on sales from the securities portfolio.

Noninterest Expenses
     Noninterest expenses increased $459,000, or 21.3%, from $2.2 million in the first two quarters of 1999 to $2.6 million in the first two quarters of 2000. Salaries and employee benefits comprised the largest component of this increase, $211,000, from $1,050,000 in the first two quarters of 1999 to $1,261,000 in the first two quarters of 2000. New employees were added to the Bank's payroll during the second quarter of 1999 in anticipation of the Bank's newest office which opened in June of 1999. This facility houses a fixed rate mortgage department, commercial loan department and a full service branch. In August of 1999 a commercial lender was added and in October of 1999 an investment officer joined the company.

Income Taxes
     Income tax expense through June 30, 2000 was $297,000. This represents a $84,000, or 39.4% increase over $213,000 in income tax expense for the same period in 1999.

Asset Quality
     The Bank's allowance for credit losses totaled $1.797 million on June 30, 2000 or 1.30% of total loans, as compared to 1.27% at December 31, 1999 and 1.27% on June 30, 1999. On June 30, 2000 the Bank had non-performing assets of $1.377 million compared to $85,000 on June 30, 1999. Loans past due and still accruing interest totaled $827,000 on June 30, 2000 compared to $1,433,000 on June 30, 1999.

Capital Requirements
     The determination of capital adequacy depends upon a number of factors, such as asset quality, liquidity, earnings, growth trends and economic conditions. The Bank seeks to maintain a strong capital base to support its growth and expansion plans, provide stability to current operations and promote public confidence in the Bank.

     The federal banking regulators have defined three tests for assessing the capital strength and adequacy of banks, based on two definitions of capital. "Tier 1 Capital" is defined as a combination of common and qualifying preferred stockholders' equity less goodwill. "Tier 2 Capital" is defined as qualifying subordinated debt and a portion of the allowance for loan losses. "Total Capital" is defined as Tier 1 Capital plus Tier 2 Capital.

Page:  10

Three risk-based capital ratios are computed using the above capital definitions, total assets and risk-weighted assets and are measured against regulatory minimums to ascertain adequacy. All assets and off-balance sheet risk items are grouped into categories according to degree of risk and assigned a risk-weighting and the resulting total is risk-weighted assets. "Tier 1 Risk-based Capital" is Tier 1 Capital divided by risk-weighted assets. "Total Risk-based Capital" is Total Capital divided by risk-weighted assets. The Leverage ratio is Tier 1 Capital divided by total average assets.

     At June 30, 2000 the Bank's ratio of total capital to risk-weighted assets was 11.26% and its ratio of Tier 1 Capital to risk-weighted assets was 10.06%. The Bank's leverage ratio (Tier I capital to average adjusted total assets)was 8.39%. These ratios exceed regulatory minimums.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

The statements contained in this report that are not historical facts may be forward looking statements. The forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

Year 2000 Issue
---------------
     The Y2K issue involved the risk that computer programs and computer Systems would not be able to perform without interruption into the year 2000. If computer systems did not correctly recognize the date change from December 31, 1999 to January 1, 2000, computer applications that rely on the date field could have failed or created erroneous results. All computer programs and systems at the Bank operated without problems when the date change occurred from December 31, 1999 to January 1, 2000. While the Bank will continue to monitor computer programs and systems, no problems are expected. To date the Bank has expensed $35,000 related to the Year 2000 issue. Remaining expenditures are not expected to have a material effect on the Bank's consolidated financial statements.

                          PART II - OTHER INFORMATION

Item 4. -Submission of Matters to a Vote of Security Holders Bank of Essex Annual Meeting was held on May 12, 2000.

(a) An Agreement and Plan of Reorganization that made Bank of Essex a wholly owned subsidiary of BOE Financial Services of Virginia, Inc. was approved by shareholders.


For               811,607
Against            44,489
Abstain            36,362

(b) Robert H. Ball, R. Tyler Bland, III, L. McCauley Chenault, Alexander F. Dillard, Jr., George B. Elliott, Frances H. Ellis, Robert F. Hutchinson, George
M. Longest, Jr., Philip T. Minor, and William G. Townsend, all of the directors nominated for election, were elected to the Board of Directors of the Bank to serve until the Annual Meeting held in 2001 and until their successors are duly elected. The directors of the Bank are also directors of BOE Financial Services of Virginia, Inc.

For               1,005,228
Against                   0

Page:  11

Withheld      7,547
Abstained     (800 Ball,500 Chenault,400 Townsend)

(c) The appointment of Yount, Hyde & Barbour, P.C. as independent auditors of the Bank for 2000 was ratified by the shareholders of the Bank. Yount, Hyde & Barbour, P.C. also serve as independent auditors of BOE Financial Services of Virginia, Inc.


For              1,016,396
Against              1,500
Withheld             7,647


SIGNATURES


     In accordance with to the requirements of the Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


        BOE Financial Services of Virginia, Inc.
                    (Registrant)



        8/10/00
        --------       By: /s/George M. Longest, Jr.
         (Date)            -------------------------
                                  (Signature)
                            George M. Longest, Jr.
                       President and Chief Executive Officer


        8/10/00
        --------        By: /s/Bruce E. Thomas
         (Date)         ----------------------
                                (Signature)
                              Bruce E. Thomas
                        Secretary, Vice President & Cashier


Page:  12