Form 10QSB
period 2000-09-30
BOE FINANCIAL SERVICES OF VIRGINIA INC
filed 2000-11-14
CIK 1109848

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]             QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000


[   ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934
                  For the transition period from          to
                               Commission File No.


                    BOE FINANCIAL SERVICES OF VIRGINIA, INC.

       (Exact name of small business issuer as specified in its charter)

          Virginia                                            54-1980794
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

323 Prince St., P.O. Box 965, Tappahannock, VA                22560-0965

(Address of principal executive offices)                      (Zip Code)

                                 (804) 443-4343

                (Issuer's telephone number, including area code)



     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes (X) No ( )

     State the number of shares outstanding of each of the issuer's classes of common equity as of November 9, 2000.

                    Class                   Outstanding at November 9, 2000

       Common Stock, $5.00 par value                1,167,790

     Transitional Small Business Disclosure Format (Check one): Yes     No x

                    BOE Financial Services of Virginia, Inc.

                                   FORM 10-QSB

                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                Page

Item 1.   Financial Statements..................................1-6

      Consolidated Balance Sheets
      September 30, 2000 and December 31, 1999..................1-2

      Consolidated Statements of Earnings
      Three months ended September 30, 2000 and 1999..............3

      Consolidated Statements of Earnings
      Nine months ended September 30, 2000 and 1999...............4

      Consolidated Statement of Cash Flows
      Nine months ended September 30, 2000 and 1999...............5

      Consolidated Statement of Changes in
      Stockholders' Equity
      Nine months ended September 30, 2000 and 1999...............6


      Notes to Consolidated Financial Statements..................7

Item 2.  Management's Discussion and Analysis of
      Financial Condition Results of Operations................8-11

                           PART II - OTHER INFORMATION

Signatures.......................................................12

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements
BOE FINANCIAL SERVICES OF VA., INC.                       September 30,   December 31,
Consolidated Balance Sheets                                   2000           1999
(in Thousands)
       ASSETS                                            (Unaudited)
Cash and due from banks....................               $  3,565        $  6,133
Federal funds sold.........................                    574               0

Securities held to maturity
---------------------------
  U.S. Government agencies (fair value of
  $1,145-2000 and $785-1999)                                 1,149             803
  Obligations of state and political
  subdivisions  (fair value of
  $1,960-2000 and $2,017-1999)                               1,954           2,039
  Other Securities  (fair value
  $199-2000 and $796-1999).................                    200             800

Securities available for sale
-----------------------------
  U.S. Government agencies (book value of
  $10,235-2000 and $5,398-1999)                             10,173           5,230
  Obligations of state and political
  subdivisions (book value of
  $15,340-2000 and $14,534-1999)                            15,153          14,204
  Other Securities (book value of
  $3,874-2000 and $2,175-1999).............                  4,018           2,145

Loans......................................                139,367         126,064
Less: Reserve for loan loss................                 (1,761)         (1,601)
                                                          ------------------------
   Net loans...............................                137,606         124,463

Bank premises and equipment, net...........                  7,005           7,275
Other real estate owned....................                      0              72
Investment in unconsolidated subsidiaries                        8               8
Accrued interest receivable................                    872             742
Intangible assets, net.....................                  1,311           1,405
Other assets...............................                  2,164           1,977
                                                          ------------------------
   Total assets............................               $185,752        $167,296
                                                          ========================


See accompanying notes to consolidated financial statements.



BOE FINANCIAL SERVICES OF VA., INC.            September 30,       December 31,
Consolidated Balance Sheets                      2000                  1999
(in Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY           (Unaudited)

Deposits
 Noninterest bearing deposits...........       $  16,308             $ 15,860
 Savings and interest bearing deposits            42,559               44,696
 Certificates of deposit................          97,654               82,335
                                               ------------------------------
   Total deposits.......................         156,521              142,891

Federal funds purchased.................               0                  901
Federal Home Loan Bank advances.........          11,000                7,000
Accrued interest payable................             796                  460
Other liabilities.......................             749                  661
                                               ------------------------------
   Total other liabilities..............          12,545                9,022

   Total liabilities....................         169,066              151,913

Commitments
Shareholders' equity
Common stock, $5.00 par value...........           5,839                5,839


                                                9/30/00              12/31/99
                                                -------              --------
Shares auth.............................      10,000,000            4,000,000
Shares o/s..............................       1,167,790            1,167,790
Paid in capital.........................           4,820                4,820
Accumulated other comprehensive
  loss..................................            (111)                (349)
Retained earnings.......................           6,138                5,073
                                               ------------------------------
   Total shareholders' equity...........          16,686               15,383
                                               ------------------------------
   Total liabilities and shareholders'
   equity...............................       $ 185,752             $167,296
                                               ==============================


See accompanying notes to consolidated financial statements.

Page: 2




BOE FINANCIAL SERVICES OF VA., INC.                         Three Months Ended
Consolidated Statements of Earnings                           September 30,
(in Thousands)                                             2000         1999
  Interest Income                                    (Unaudited)

Interest and fees on loans................              $3,136         $2,518
Interest on federal funds sold............                  38              7
Interest on U.S. Treasury securities and
 U.S. Agency Obligations..................                 189            123
Interest on obligations of state and
 political subdivisions...................                 211            179
Interest on other securities..............                  75             51
                                                        ---------------------
  Total interest income                                 $3,649         $2,878

  Interest Expense
Interest on savings and interest bearing
 deposits.................................                 294            296
Interest on certificates of deposit.......               1,397            992
Interest on federal funds purchased.......                   0             35
Interest Federal Home Loan Bank advances..                 184              0
                                                        ---------------------
  Total interest expense                                 1,875          1,323
                                                        ---------------------
Net interest income.......................               1,774          1,555
Provision for loan losses.................                 130             80
                                                        ---------------------
Net interest income after provision for
 loan losses..............................               1,644          1,475
                                                        ---------------------
  Noninterest Income
Service charges on deposit accounts.......                 119             95
Securities gains (losses) -net............                  13              3
Other fee income..........................                 124            115
All other noninterest income..............                  15              9
                                                        ---------------------
  Total noninterest income                                 271            222
                                                        ---------------------
  Noninterest Expense
Salaries and employee benefits............                 654            574
Premises and fixed assets.................                 198            158
Other expenses............................                 449            546
                                                        ---------------------
  Total noninterest expense...............               1,301          1,278
                                                        ---------------------
Income before income taxes................                 614            419
Income taxes..............................                 148             98
                                                        ---------------------
  Net income..............................              $  466         $  321
                                                        =====================
Earnings per share, basic and diluted.....              $ 0.40         $ 0.27




See accompanying notes to consolidated financial statements.

Page: 3

BOE FINANCIAL SERVICES OF VA., INC.                         Nine Months Ended
Consolidated Statements of Earnings                           September 30,

(in Thousands)                                           2000           1999
  Interest Income                                   (Unaudited)
Interest and fees on loans................            $ 8,905         $7,218
Interest on federal funds sold............                 99             56
Interest on U.S. Treasury securities and
 U.S. Agency Obligations..................                428            407
Interest on obligations of state and
 political subdivisions...................                619            488
Interest on other securities..............                189            124
                                                      ----------------------
  Total interest income                               $10,240         $8,293

  Interest Expense
Interest on savings and interest bearing
 deposits.................................                863            856
Interest on certificates of deposit.......              3,708          3,003
Interest on federal funds purchased.......                 10             40
Interest Federal Home Loan Bank advances..                503              0
                                                      ----------------------
  Total interest expense                                5,084          3,899
                                                      ----------------------
Net interest income.......................              5,156          4,394
Provision for loan losses.................                365            260
                                                      ----------------------
Net interest income after provision for
 loan losses..............................              4,791          4,134
                                                      ----------------------
  Noninterest Income
Service charges on deposit accounts.......                360            290
Securities gains (losses) -net............                  7              5
Other fee income..........................                456            327
All other noninterest income..............                 80             26
                                                      ----------------------
  Total noninterest income                                903            648
                                                      ----------------------
  Noninterest Expense
Salaries and employee benefits............              1,915          1,624
Premises and fixed assets.................                584            421
Other expenses............................              1,416          1,388
                                                      ----------------------
  Total noninterest expense...............              3,915          3,433
                                                      ----------------------
Income before income taxes................              1,779          1,349
                                                      ----------------------
Income taxes                                              445            311
                                                      ----------------------

  Net income..............................            $ 1,334         $1,038
                                                      ======================
Earnings per share, basic and diluted.....            $  1.14         $ 0.89




See accompanying notes to consolidated financial statements.

Page: 4

BOE FINANCIAL SERVICES OF VA., INC.                                   Nine Months Ended
Consolidated Statements of Cash Flows                                   September 30,
(in Thousands)                                                        2000           1999
                                                                   (Unaudited)
Cash Flows from Operating Activities
Net income........................................                $  1,334       $  1,038
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization....................                     382            333
 Provision for credit losses......................                     365            260
 Net amortization premium on securities...........                      55             58
 Net (gain)on sale of securities..................                      (7)            (5)
 (Increase) in accrued interest
   receivable and other assets....................                    (440)          (341)
 Increase (decrease) in accrued expenses
 and other liabilities............................                     424            (80)
                                                                  -----------------------
  Net cash provided by operating
  activities......................................                $  2,113       $  1,263
                                                                  -----------------------
Cash Flows from Investing Activities
Proceeds from sale of securities
    available-for-sale............................                $  3,283       $  1,837
Proceeds from maturities and calls of
    securities held-to-maturity...................                     339          1,109
Proceeds from maturities and calls of
    securities available-for-sale.................                     208            700
Purchase of securities held-to-maturity...........                       0           (504)
Purchase of securities available for sale.........                 (10,943)        (3,355)
Net increase in loans to customers................                 (13,508)       (12,410)
(Increase) decrease in federal funds sold.........                    (574)         1,236
Capital expenditures..............................                     (18)        (2,012)
Proceeds from sale of other real estate...........                      72              0
                                                                  -----------------------
  Net cash (used in)investing activities..........                $(21,141)      $(13,399)
                                                                  -----------------------
Cash Flows from Financing Activities
Net increase in deposits..........................                $ 13,630       $  7,179
Proceeds from borrowings..........................                   4,000          7,000
(Decrease) in federal funds purchased.............                    (901)             0
Dividends paid....................................                    (269)          (257)
Net cash provided by financing                                    -----------------------
  activities......................................                $ 16,460       $ 13,922
                                                                  -----------------------
Net increase (decrease) in cash and
  cash equivalents................................                $ (2,568)         1,786
Cash and Cash Equivalents
  Beginning of year                                                  6,133          3,607
                                                                  -----------------------
  End of year                                                     $  3,565       $  5,393
                                                                  -----------------------
Supplemental disclosure of cash flow information
Cash paid during the year
Interest..........................................                $  4,748       $  3,962
                                                                  -----------------------
Income Taxes......................................                $    548       $    362
                                                                  -----------------------

Page:  5

                      BOE FINANCIAL SERVICES OF VA., INC.
                  Statement of Changes in Stockholders' Equity
             For the Nine Months Ended September 30, 2000 and 1999

                                                         (in thousands)
                                                                                      Accumulated
                                                                                        Other
                                                      Compre-                           Compre-                  Additional
                                                      hensive          Retained        hensive       Common       Paid-In
                                      Total           Income           Earnings        Income        Stock         Capital
                                   ------------      ---------        -----------      -------      -------        -------
Balance, December 31,
  1998                               $15,005             --             $4,195         $ 151         $5,839        $4,820
Comprehensive income:
 Net income                            1,038           1,038             1,038
 Other comprehensive income,
  net of tax
   Unrealized (loss) on
    securities available-for-
     sale                               (412)           (412)
                                                      ------
Other comprehensive income,
      Net of tax                                        (412)                           (412)
                                                      -------
Total comprehensive income                            $  626
                                                      =======
Dividends paid                          (257)                             (257)
                                     -------                            ------          -------      ------        ------
Balance, September 30, 1999          $15,374                            $4,976          $ (261)      $5,839        $4,820
                                     =======                            ===================================================

Balance, December 31,1999            $15,383              --             5,073          $ (349)      $5,839        $4,820
Comprehensive income
 Net income                            1,334           1,334             1,334
 Other comprehensive income,
  net of tax
   Unrealized (gain) on
    securities available-for-
     sale, net                           238             238
                                                      ------
Other comprehensive income,
      Net of tax                                         238                                            238
                                                      -------
 Total comprehensive income                            1,572
Dividends paid                          (269)         ======              (269)
                                     -------                            ------          -------      ------        ------
Balance, September 30,2000           $16,686                            $6,138         $(111)        $5,839        $4,820
                                     =======                          ===================================================





See accompanying notes to consolidated financial statements.

Page:  6

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

     These financial statements should be read in conjunction with the financial statements and the footnotes included in the registrant's 1999 Annual Report to Shareholders.

2. Earnings per share are based on the weighted average number of common shares and common stock equivalents outstanding during the year. The number of common shares and common stock equivalents used for September 30, 2000 and December 31, 1999 were 1,167,790 and 1,167,790, respectively.

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

4. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This statement is not expected to have a material impact on the Banks financial statements. The standard also allows securities classified as held-to-maturity to be transferred to the available- for-sale category at the date of initial application of this standard. This statement is effective for fiscal quarters of years beginning after June 15, 2000, with earlier adoption encouraged. The Bank will adopt this accounting standard as required by January 1, 2001.


Page:  7

Item 2. -     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following discussion is intended to assist readers in understanding and evaluating the financial condition and results of operations of BOE Financial Services of Virginia, Inc. ("BOE" or "the Company" or "the Bank"). This section should be read in conjunction with BOE's consolidated financial statements and accompanying notes included elsewhere in this report.

Overview
--------

     On September 30, 2000 BOE had total assets of $185.8 million, an increase of $18.5 million or 11.1% from $167.3 million December 31, 1999. Total assets September 30, 1999 were $160.4 million. The September 30, 2000 total assets figure represents an increase of 15.8% or $25.4 million over one year ago.

     Total loans amounted to $139.4 million on September 30, 2000, an increase of $13.3 million, or 10.5% over the December 31, 1999 total of $126.1 million. This September 30, 2000 figure represents an increase of $20.5 million or 17.2% over total loans of $118.9 million on September 30, 1999.

     The Company's securities portfolio increased $7.4 million, or 29.4% from $25.2 million December 31, 1999 to $32.6 million on September 30, 2000. Total securities were $25.3 million on September 30, 1999. Federal funds sold were $574,000 on September 30, 2000. The Bank had federal funds sold of $643,000 as of September 30, 1999.

     The Bank is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under Financial Accounting Standards Board Pronouncement #115 (FASB 115). The market value of the September 30, 2000 securities available-for -sale portfolio was $29.3 million compared to $21.6 million at December 31, 1999 and $22.1 million at September 30, 1999. The impact of the change in market value of AFS securities, net of deferred income taxes, is reflected in the Statement of Changes in Stockholder's Equity under Accumulated other comprehensive income. On September 30, 2000 $111,000 represented the Bank's net unrealized loss on AFS securities compared to $349,000 at December 31, 1999 and a loss of $261,000 at September 30, 1999. These totals are also reported on the Balance Sheet under Stockholder's Equity on the Accumulated other comprehensive income line.

     Total deposits at September 30, 2000 were $156.5 million. This $13.6 million increase is 9.5% greater than total deposits of $142.9 million at December 31, 1999 and $19.5 million, or 14.2% greater than total deposits of $137.0 million at September 30, 1999.

     Stockholder's equity at September 30, 2000 was $16.7 million and represented 9.0% of total assets. Stockholder's equity was $15.4 million, or 9.2% of total assets at December 31, 1999 and $15.4 million, or 9.6% of total assets at September 30, 1999.

Results of Operations
----------------------

Net Income

     Net income was $1.3 million through nine months of 2000, or $1.14 per common share. This compares to net income of $1.0 million, or $0.89 per common share in the first nine months of 1999. The increase in earnings through nine months of 2000 over 1999 was $296,000, or 28.5%. The number of average common shares outstanding for each period was 1,167,790.

     The increase in earnings was primarily from a $762,000, or 17.3% increase in net interest income before provision for credit losses. Additionally, noninterest income increased $255,000, or 39.4%, from $648,000 in the first nine months of 1999 to $903,000 in the first nine months of 2000.

     These increases in net income were offset by a $482,000, or 14.0% increase in noninterest expenses from $3.4 million in the first nine months of 1999 to $3.9 million in the first nine months of 2000. Income tax expense increased $134,000 in the first nine months of 2000,or 43.1%, to $445,000, up from $311,000 in the first nine months of 1999.

Net Interest Income

     The Bank's results of operations are significantly affected by it's ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At September 30, 2000 the Bank's interest-earning assets exceeded it's interest-bearing liabilities by approximately $19.5 million, compared with a $15.0 million excess one year ago. Net interest margins were 4.17% through September 30, 2000 compared to 4.52% through September 30, 1999.

     Annualized net interest income on a tax-equivalent basis through nine months of 2000 increased by 17.7% to $7.3 million from $6.2 million for the same period a year ago. Through the first nine months of 2000 loan demand has been healthy, thereby increasing funding pressures and ultimately increasing the Bank's cost of funds. Through the first nine months of 2000 the Bank's yield on earning assets was 8.28%, down from 8.32% a year ago, while its cost of average interest bearing liabilities increased from 3.80% to 4.67% during the same period. In February, 2000 the Bank obtained a one year funding advance from the Federal Home Loan Bank of Atlanta for $11,000,000. The Bank's loan-to-deposit ratio has increased from 86.8% on September 30, 1999 to 89.0% on September 30, 2000.

Provision for Credit Losses

     The Bank's provision for credit losses for the first three quarters of 2000 was $365,000 and $260,000 in the first three quarters of 1999. The increase in provision in 2000 was due to recognition of higher non-performing assets during the year, increased possibilities of an economic slowdown in the months ahead and higher loan volumes. Net charged-off loans were $222,000 in the first nine months of 2000 and $80,000 in the first nine months of 1999. The allowance for loan losses as a percentage of total loans was 1.26%, 1.27%, and 1.28%, respectively as of September 30, 2000, December 31, 1999 and September 30, 1999.

Noninterest Income

     Noninterest income, including gains/(losses) on securities was $903,000 in first nine months of 2000 compared to $648,000 in the same period of 1999. This represents an increase of 39.4%, or $255,000. Service charges on deposit accounts were $360,000 in the first three quarters of 2000, a 24.1% increase over $290,000 in the first three quarters of 1999. A larger deposit base of 14.2% for the comparison period and increased management focus in this area represent this improvement. Other fee income increased 39.4%, or $129,000 from $327,000 in the first three quarters of 1999 to $456,000 in the first three quarters of 2000. $110,000 of this increase related to the Banks'non-qualified benefit plans. In the first nine months of 2000 the Bank realized gains on available-for-sale securities of $7,000 and in the first nine months of 1999 gains of $5,000 were realized on sales from the securities portfolio.

Noninterest Expenses

     Noninterest expenses increased $482,000, or 14.0%, from $3.4 million in the first three quarters of 1999 to $3.9 million in the first three quarters of 2000. Salaries and employee benefits comprised the largest component of this increase, $291,000, from $1,624,000 in the first three quarters of 1999 to $1,915,000 in the first three quarters of 2000. New employees were added to the Bank's payroll in anticipation of the Bank's newest office which opened in June of 1999. This facility houses a fixed rate mortgage department, commercial loan department and a full service branch. In August of 1999 a commercial lender was added and in October of 1999 an investment officer joined the company.

Income Taxes

     Income tax expense through September 30, 2000 was $445,000. This represents a $134,000, or 43.1% increase over $311,000 in income tax expense for the same period in 1999.


Asset Quality

     The Bank's allowance for credit losses totaled $1.761 million on September 30, 2000 or 1.26% of total loans, as compared to 1.27% at December 31, 1999 and 1.28% on September 30, 1999. On September 30, 2000 the Bank had non- performing assets of $1.0 million compared to $82,000 on September 30, 1999. Loans past due and still accruing interest totaled $827,000 on September 30, 2000 compared to $1,810,000 on September 30, 1999.

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

     Three risk-based capital ratios are computed using the above capital definitions, total assets and risk-weighted assets and are measured against regulatory minimums to ascertain adequacy. All assets and off-balance sheet risk items are grouped into categories according to degree of risk and assigned a risk-weighting and the resulting total is risk- weighted assets. "Tier 1 Risk-based Capital" is Tier 1 Capital divided by risk-weighted assets. "Total Risk-based Capital" is Total Capital divided by risk-weighted assets. The Leverage ratio is Tier 1 Capital divided by total average assets.

     At September 30, 2000 the Bank's ratio of total capital to risk-weighted assets was 11.26% and its ratio of Tier 1 Capital to risk-weighted assets was 10.06%. The Bank's leverage ratio (Tier I capital to average adjusted total assets)was 8.39%. These ratios exceed regulatory minimums.



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



    BOE Financial Services of Virginia, Inc.
          (Registrant)




     11/8/00              By: /s/George M. Longest, Jr.
     --------                --------------------------
     (Date)                           (Signature)
                                George M. Longest, Jr.
                          President and Chief Executive Officer




    11/8/00                By: /s/Bruce E. Thomas
    --------                  -----------------------------
    (Date)                            (Signature)
                                  Bruce E. Thomas
                          Secretary, Vice President & Cashier