Form 10KSB40
period 2000-12-31
BOE FINANCIAL SERVICES OF VIRGINIA INC
filed 2001-04-02
CIK 1109848

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(Mark One)
[X]         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 2000

[_]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
               For the transition period from      to
               Commission file number

                   BOE Financial Services of Virginia, Inc.
       (Exact name of small business issuer as specified in its charter)

           Virginia                                        54-1980794
  (State of Incorporation)                    (IRS Employer Identification No.)

   323 Prince St., Tappahannock, VA                          22560
(Address of principal executive offices)                   (Zip Code)

                                (804) 443-4343
               (Issuer's telephone number, including area code)

    Securities registered under Section 12(b) of the Exchange Act:   None

    Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $5.00 per share

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes    X       No

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

     State issuer's revenues for its most recent fiscal year:  $15,261,158

     The aggregate market value of common stock held by non-affiliates of the issuer as of March 20, 2001 was approximately $15,804,551.

     The number of outstanding shares of the issuer's Common Stock, par value $5.00, issued and outstanding as of March 29, 2001 was 1,169,969.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's 2000 Annual Report to Shareholders are incorporated by reference into Part II and III. Portions of the registrant's proxy statement dated April 6, 2001 for its 2001 annual meeting of shareholders are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (Check one): Yes    No  X

                               TABLE OF CONTENTS

PART I
ITEM 1.       DESCRIPTION OF BUSINESS................................ page 1

ITEM 2.       DESCRIPTION OF PROPERTIES.............................. page 5

ITEM 3.       LEGAL PROCEEDINGS...................................... page 5

ITEM 4.       SUBMISSION OF MATTERS
               TO A VOTE OF SECURITY HOLDERS......................... page 5


PART II

ITEM 5.       MARKET FOR COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS....................... page 5

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS
               OR PLAN OF OPERATION.................................. page 6

ITEM 7.       FINANCIAL STATEMENTS .................................. page 6

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE................ page 6


PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
                OF THE EXCHANGE ACT.................................. page 6

ITEM 10.       EXECUTIVE COMPENSATION................................ page 7

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT................................ page 7

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS......................................... page 7

PART IV

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K...................... page 7

                      DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K                          Incorporated Document
---------------------                          ---------------------


  PART II
-----------

Item 6.           Management's Discussion     The Corporation's 2000
                  and Analysis of             Annual Report
                  Financial Condition         to Shareholders for
                  and Results of              fiscal year ended
                  Operations                  December 31, 2000, pages
                                              20 - 28.



Item 7.           Financial Statements and    The Corporation's 2000
                  Supplementary               Annual Report
                  Data                        to Shareholders for
                                              fiscal year ended
                                              December 31, 2000,
                                              Independent Auditor's
                                              Report, pages 5 - 19.

PART III
---------
Item 9.           Directors, Executive        The Corporation's Proxy
                  Officers, Promoters and     Statement, Directors,
                  Control Persons;            pages 3 - 4.
                  Compliance with Section
                  16(a) of the Exchange
                  Act.

Item 10.          Executive Compensation      The Corporation's 2001
                                              Proxy Statement,
                                              Executive Compensation,
                                              pages 6 - 7.

Item 11.          Security Ownership of       The Corporation's 2001
                  Certain Beneficial          Proxy Statement, page 2.
                  Owners and Management

Item 13.          Exhibits and Reports on     The Corporation's 2000
                  Form 8-K Financial          Annual Report to Shareholders
                  Statements and Schedules.   for fiscal year ended
                                              December 31, 2000, pages 5 - 19.


                                    PART I

Item 1.  Description of Business

General

     On May 12, 2000, the stockholders of Bank of Essex (the "Bank") voted in favor of a plan of share exchange pursuant to which the Bank became a wholly-owned subsidiary of BOE Financial Services of Virginia, Inc., (the "Corporation") which became a newly formed one-bank holding company. (References herein to the "Corporation" shall include the "Bank" unless the context otherwise requires.)

     Upon consummation of the share exchange and related reorganization effective July 1, 2000, each outstanding common share of Bank of Essex was exchanged for one share of BOE Financial Services of Virginia, Inc. common stock, par value $5 per share. The exchange of shares was a tax-free reorganization for federal income tax purposes. The share exchange was accounted for on the same basis as a pooling-of-interests and financial statements for prior periods are identical to the financial statement of the Bank. Stockholders' equity has been restated to reflect this transaction in all prior periods.

     The Corporation is a bank holding company, which owns all of the stock of its sole subsidiary, the Bank. The headquarters of the Corporation are located in Tappahannock, Virginia.

     The Bank was established in 1926 and is headquartered in Tappahannock, Virginia. The Bank operates six full-service offices in Virginia, engages in a general commercial banking business and provides a wide range of financial services primarily to individuals and small businesses, including individual and commercial demand and time deposit accounts, commercial and consumer loans, travelers checks, safe deposit box facilities, investment services and fixed rate residential mortgages.

     Essex Services, Inc. is a wholly owned subsidiary of the Bank and was formed to sell title insurance to the Bank's mortgage loan customers.

     The Corporation's strategic plan is directed toward the enhancement of its franchise value and operating profitability by increasing its asset size and expanding its customer base. Accordingly, the Bank expanded into rapidly growing Hanover County, in 1992, purchased the Bank's fifth branch office in West Point, Virginia from a regional bank in February 1996 and in June 1999 opened its sixth office in Henrico County near Virginia Center Commons. The Hanover County branch has experienced the strongest growth of the Bank's branches. Hanover County's population has grown rapidly, approximately 34.9% since 1990, versus a growth rate of approximately 11.0% for the Commonwealth of Virginia over the same period. Additionally, strong population growth is projected to continue in Hanover and Henrico counties.

     Management believes that its most important profitable growth opportunities will continue to be in the greater Richmond metropolitan area. Furthermore, management believes that the trend toward consolidation of the banking industry and the closings and acquisitions of financial institutions in the Corporation's service area, and in particular the Richmond metropolitan area, have created and will continue to create opportunities for the Corporation to grow its branching network and customer base in these markets.

     In furtherance of its expansion strategy, the Bank, in June of 1999, opened its newest office near Virginia

Center Commons on Route 1 in Henrico County. Henrico county's population has grown 12.3% since 1990. Virginia Center Commons is one of the largest shopping malls in the Richmond metropolitan area with five anchor stores. The Virginia Center Commons area is a rapidly growing commercial and residential market.

     The Corporation's expansion efforts have contributed to its growth and improved profitability. Total assets have increased from $70.6 million at the end of 1992 to $193.9 million at December 31, 2000, representing a compound growth rate of 13.5%. Net income has grown from $947,000 in 1996 to 1,843,000 in 2000. Net income for 2000 was $1,843,000, up 31.3% compared to $1,404,000 for the same period in 1999. Earnings per share over the same period was $1.58, up from $1.20 for the comparable period in 1999. The Corporation's return on assets increased from .90% to 1.01% and return on equity increased from 9.12% to 11.38% during 2000. Earnings were affected by a 15.9% growth in assets and offset by start up expense of several new lines of business and the cost associated with opening a new office at mid year.

         The Corporation has experienced strong loan growth during the last five years. Loan growth has come principally from rate sensitive commercial loans and mortgage loans, which has served to mitigate the Corporation's interest rate risk. Despite the strong growth in the Corporation's loan portfolio, the level of non-performing assets has remained low.

Regulation and Supervision

         Bank holding companies and banks operate in a highly regulated environment and are regularly examined by federal and state regulators. The following description briefly discusses certain provisions of federal and state laws and certain regulations and the potential impact of such provisions on the Corporation and the Bank. These federal and state laws and regulations have been enacted for the protection of depositors in national and state banks and not for the protection of stockholders of bank holding companies or banks.

Bank Holding Companies

         As a result of the share exchange previously discussed, the Bank became a subsidiary of the Corporation, and the Corporation registered as a bank company under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and became subject to regulation by the Board of Governors of the Federal Reserve. The Federal Reserve System (the "Federal Reserve") has jurisdiction under the BHCA to approve any bank or nonbank acquisition, merger or consolidation proposed by a bank holding company. The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity which is so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

         Federal law permits bank holding companies from any state to acquire banks and bank holding companies located in any other state. The law allows interstate bank mergers, subject to "opt-in or opt-out" action by individual states. Virginia adopted early "opt-in" legislation that allow interstate bank mergers. These laws also permit interstate branch acquisitions and de novo branching in Virginia by out-of-state banks if reciprocal treatment is accorded Virginia banks in the state of the acquirer.

         There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositor of such depository institutions and to the FDIC insurance fund in the event the depository institution becomes in danger of default or in default. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. In addition, the "cross-guarantee provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipate by either the Savings Association Insurance Fund ("SAIF") or the Bank Insurance Fund ("BIF") as a result of the default of a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for reimbursement is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution.

         The Federal Deposit Insurance Act ("FDIA") also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or stockholders in the event a receiver is appointed to distribute the assets of the Banks.

         The Corporation is required to register in Virginia with the State Corporation Commission (the "SCC") under the financial institution holding company laws of Virginia. Accordingly, the Corporation will be subject to regulation and supervision by the SCC.

         Finally, the Corporation will be subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, including but not limited to, filing annual, quarterly, and other current reports with the Securities and Exchange Commission.

The Gramm-Leach-Bliley Act of 1999

         The Gramm-Leach-Bliley Act of 1999 (the "Act") was enacted on November 12, 1999. The Act draws new lines between the types of activities that are permitted for banking organizations as financial in nature and those that are not permitted because they are commercial in nature. The Act imposes Community Reinvestment Act requirements on financial service organizations that seek to qualify for the expanded powers to engage in broader financial activities and affiliations with financial companies that the Act permits.

         The Act creates a new form of financial organization called a financial holding company that may own and control banks, insurance companies and securities firms. A financial holding company is authorized to engage in any activity that is financial in nature or incidental to an activity that is financial in nature or is a complementary activity. These activities include insurance, securities transactions and traditional banking related activities. The Act establishes a consultative and cooperative procedure between the Federal Reserve and the Secretary of the Treasury for the designation of new activities that are financial in nature within the scope of the activities permitted by the Act for a financial holding company. A financial holding company must satisfy special criteria to qualify for the expanded financial powers authorized by the Act. Among those criteria are requirements that all of the depository institutions owned by the financial holding company be rated as well-capitalized and well-managed and that all of its insured depository institutions have received a satisfactory ratio for Community Reinvestment Act compliance during their last examination. A bank holding company that does not qualify as a financial holding company under the Act is generally limited in the types of activities in which it may engage to those that the Federal Reserve has recognized as permissible for bank holding companies prior to the date of enactment of the Act. The Act also authorizes a state bank to have a financial subsidiary that engages as a principal in the same activities that are permitted for a financial subsidiary of a national bank if the state bank meets eligibility criteria and special conditions for maintaining the financial subsidiary.

         The Act repeals the prohibition in the Glass-Steagall Act on bank affiliations with companies that are engaged primarily in securities underwriting activities. The Act authorizes a financial holding company to engage in a wide range of securities activities, including underwriting, broker/dealer activities and investment company and investment advisory activities.

         The various provisions of the Act become effective at different times in the future. Implementing regulations have not yet been adopted by the respective federal regulatory agencies. For example, the provisions facilitating affiliation among banks, securities firms and insurance accompanies did not become effective until March 11, 2000. When the provisions of the Act become fully effective, the Act may provide additional opportunities for the Holding Company to engage in activities that are financial in nature or incidental to an activity that is financial in nature or complementary thereto provided that the Holding Company is willing to comply with the conditions, restrictions and limitations placed on financial holding companies contained in the Act and the regulations to be adopted under the Act.

Credit Policies

         The Corporation follows written policies and procedures to enhance management of credit risk. The loan portfolio is managed under a specifically defined credit process. This process includes formulation of portfolio management strategy, guidelines for underwriting standards and risk assessment, procedures for ongoing identification and management of credit deterioration, and regular portfolio reviews to estimate loss exposure and ascertain compliance with the Corporation's policies. Lending authority is granted to individual lending officers with the current highest limit being $250,000 for either secured or unsecured loans. A Loan Committee compromised of five loan officers can approve credits of up to $500,000. Approval of such credits requires a majority vote of the Loan Committee. The Executive Committee of the Board of Directors, meeting monthly, can approve loans up to $750,000. All other loans must be approved by the Board of Directors.

         The Corporation's management generally requires that secured loans have a loan-to-value ratio of 85% or less. Management believes that when a borrower has significant equity in the assets securing the loan, the borrower is less likely to default on the outstanding loan balance.

         A major element of credit risk management is diversification. The Corporation's objective is to maintain a diverse loan portfolio to minimize the impact of any single event or set of circumstances. Concentration parameters are based on factors of individual risk, policy constraints, economic conditions, collateral and product type.

         Lending activities include a variety of consumer, real estate and commercial loans with a strong emphasis on serving the needs of customers within the Corporation's market territory. Consumer loans are made primarily on a secured basis in the form of installment obligations or personal lines of credit. The focus of real estate lending is single family residential mortgages, but also includes home improvement loans, construction lending and home equity lines of credit. Commercial lending is provided to businesses seeking credit for working capital, the purchase of equipment and facilities and commercial development.

Market Area

         The Corporation's six offices serve a diverse market from the edge of the City of Richmond in Hanover and Henrico Counties to Tappahannock, Virginia on the Rappahannock River in Essex County. From suburban Hanover and Henrico Counties, the market area is primarily rural along Route 360 through King William and King and Queen counties into Essex County. The Corporation's management believes Route 360 is a developing growth corridor from Richmond to the east. Tappahannock is approximately 40 miles from downtown Richmond and about one hour from Fredericksburg. Through its Tappahannock branches, the Corporation also serves the central portion of the Northern Neck of Virginia. Through its West Point office, the Corporation serves portions of the Middle Peninsula of Virginia.

         Because the Corporation's market area has historically been rural, many business activities are related to the agricultural and forest products industries. However, the Corporation's expansion strategy has been directed at higher growth markets with concentrations of retail commerce and light industry, which has created a more balanced market.

Competition

         Within the Richmond and Northern Neck areas, the Corporation operates in a highly competitive environment,competing for deposits and loans with commercial Corporations, savings and loans and other financial institutions, including non-bank competitors, many of which possess substantially greater financial resources than those available to the Corporation. Many of these institutions have significantly higher lending limits than the Corporation. In addition, there can be no assurance that other financial institutions, with substantially greater resources than the Corporation, will not establish operations in the Corporation's service area.

         In Essex County, the Corporation commands 37.8% of the deposits in the market, according to the most recently available survey of deposits by the FDIC (June 30, 2000). Serving the middle portion of King William County, the branches at Central Garage and West Point have experienced steady growth, reaching 17.3% of the deposits in the King William County market as of the June 30, 2000 FDIC survey of deposits, while competing with previously established branches. The Corporation's office located on Route 360 in eastern Hanover County, east of Mechanicsville, has experienced strong growth while competing against other community corporations and established offices of statewide corporations in the vicinity.

Employees

         At December 31, 2000, the Corporation had 72 full-time equivalent employees. None of its employees is represented by any collective bargaining unit. The Corporation considers relations with its employees to be good.

Item 2.  Description of Properties.

         The principal office of the Corporation and the Bank is located at 323 Prince Street, Tappahannock, Virginia 22560. The Bank has operated a branch in the Tappahannock Towne Center in Tappahannock since 1981. In November 1988, the Bank opened the King William office at Central Garage near Manquin in King William County. The fourth facility, the East Hanover office, opened in August 1992, on Route 360 east of Mechanicsville in Hanover County. In February of 1996, the Bank opened its fifth office in West Point, Virginia in King William County. In June 1999, the Bank opened its sixth office in Henrico County near Virginia Center Commons. This office houses other lines of business such as the commercial department, fixed rate mortgages and investment services. In June of 1990, the Bank purchased several acres of land in Tappahannock, Virginia, which may be the future site of the executive offices of the Corporation. The Corporation or the Bank owns all of its properties.

Item 3.  Legal Proceedings.

         In the course of its operations, the Corporation is party to various legal proceedings. Based upon information currently available, and after consultation with its general counsel, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the Corporation's business, financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to the stockholders for their vote during the fourth quarter of 2000.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         The Bank's Common Stock was approved for trading on the Nasdaq SmallCap Market on December 18, 1997 under the symbol "BSXT." The Corporation's Common Stock was approved for trading on the same market under the same symbol. At December 31, 2000, there were 1,169,969 shares of Common Stock of the Corporation outstanding held by approximately 1,100 holders of record.

         The following table indicates the high and low bid prices for the Common Stock as reported on the NASDAQ SmallCap Market for the quarterly periods indicated:

                  2000              High           Low       Closing
                  ----              --------------------------------
         Fourth Quarter             $13.50       $11.00       $13.38
         Third Quarter               14.00        10.75        11.75
         Second Quarter              13.50        11.18        12.50
         First Quarter               14.25        11.00        13.00


                  1999              High           Low       Closing
                  ----              --------------------------------
         Fourth Quarter             $15.00       $13.00       $14.00
         Third Quarter               16.50        14.00        15.00
         Second Quarter              18.50        14.75        15.75
         First Quarter               18.50        15.63        15.81

          The Corporation began paying cash dividends in 1944 and semi-annual cash dividends in 1989. The Board of Directors intends to continue its present policy of paying semi-annual cash dividends on the Common Stock when justified by the financial condition of the Corporation. The timing and amount of future dividends, if any, will depend on general business conditions encountered by the Corporation, its earnings, its financial condition and cash and capital requirements, governmental regulations and other such factors as the Board of Directors may deem relevant. The following table sets forth the semi-annual and total cash dividends paid per share for the period for 1999 and 2000.

                                                                  Total Annual
                      1st Semi-Annual        2nd Semi-Annual        Dividends
                       Dividend Paid         Dividend Paid             Paid
             Year       Per share(1)         Per share(1)           per share
           -------    ---------------        --------------       ------------
             2000         $0.23                 $0.24                 $0.47
             1999         $0.22                 $0.23                 $0.45

___________________
     (1) The Corporation generally pays its semi-annual dividends in June and December. Dividends shown in this table are adjusted for stock dividends.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

          The information required by Item 6 is included on pages 20 through 28 of the registrant's Annual Report to its shareholders for the year ended December 31, 2000 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 7.   Financial Statements.

          The information required by Item 7 is included on pages 5 through 19 of the registrant's Annual Report to its shareholders for the year ended December 31, 2000 and is incorporated herein by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          None

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

          Certain information with respect to the Corporation's directors is incorporated by reference from pages 3 to 4 of the Corporation's proxy statement dated April 6, 2001 for its 2001 annual meeting of shareholders (the "Proxy Statement").

          Set forth below is certain information with respect to the Corporation's principal executive officers:

          Bonnie S. Courtney, 47, is Vice President of Operations. Mrs. Courtney has held various positions with the Corporation since 1981.

          George M. Longest, Jr., 40, became President and Chief Executive Officer of the Corporation on January 1, 1999. Prior to assuming his present position, Mr. Longest had been Senior Vice President and Senior Loan Officer since February 1989. Mr. Longest has served as a director of the Corporation since 1999.

          Suzanne S. Rennolds, 51, is Vice President, Human Resources, Branch Administration and has been employed by the Corporation since December 1980.

          Jack M. Robeson, 52, is Vice President, Commercial Lending and has been employed by the Corporation since January 1996.

          Bruce E. Thomas, 37, is Vice President, Chief Financial Officer and Corporate Secretary and has been employed by the Corporation since October 1990.

          Terrell D. Vaughan, 54, is Vice President, Commercial Lending and has been employed by the Corporation since April 1, 1998. Prior to that time, Mr. Vaughan had been a commercial lender and business development officer at Hanover Bank for at least five years.

Item 10.  Executive Compensation.

          Information contained by Item 10 is included on page 6 and 7 of the the registrant's Proxy Statement under the heading "Executive Compensation" and is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

          The information required by Item 11. is included on page 2 of the registrant's Proxy Statement under the heading "Solicitation of Proxies" and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions.

          The information required by Item 12. is included on page 5 of the registrant's Proxy Statement under the heading "Indebtedness and Other Transactions," and is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K.

(a)  Exhibit Listing

     Exhibit
     Number    Description
     ------    -----------

       2 Agreement and Plan of Reorganization (the "Reorganization Agreement") dated as of March 20, 2000 between the Corporation and Bank. (Exhibit A of the Proxy Statement included in Form S-4 Registration Statement (No. 333-33260) filed March 24, 2000, incorporated by reference).

       3(a) Articles of Incorporation of the Corporation (Appendix 1 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement (No. 333-33260) filed March 24, 2000, incorporated by reference).

       3(b) Bylaws (Appendix 2 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement (No. 333-33260) filed March 24, 2000, incorporated by reference).

       10(a) The Corporation's Stock Incentive Plan (Appendix 3 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement (No. 333-33260) filed March 24, 2000, incorporated by reference).

       10(b) First Amendment to the Corporation's Stock Incentive Plan (Exhibit 99(b) to Form S-8 Registration Statement
               (No. 333-49538) filed November 8, 2000, incorporated by reference).

       10(c) The Corporation's Stock Option Plan for Outside Directors (Appendix 4 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement (No. 333-33260) filed March 24, 2000, incorporated by reference).

       10(d) First Amendment to the Corporation's Stock Option Plan for Outside Directors (Exhibit 99(d) to Form S-8 Registration Statement (No. 333-49538) filed November 8, 2000, incorporated by reference).

       13 The Corporation's 2000 Annual Report to Shareholders (filed herewith).

       21      Subsidiaries of the Corporation.

       23      Consent of Yount, Hyde & Barbour, P.C.

(b)    No reports on Form 8-K were filed during 2000.

                                  SIGNATURES
                                  ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the town of Tappahannock, State of Virginia, on March 29, 2001.

                   BOE FINANCIAL SERVICES OF VIRGINIA, INC.


By:    /s/ Bruce E. Thomas
       -------------------
       Bruce E. Thomas
       Vice President and Chief Financial Officer

Date: March 29, 2000

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

          SIGNATURE                        TITLE
          ---------                        -----

/s/ George M. Longest, Jr.         President, Chief Executive Officer
---------------------------        and Director (Principal Executive
George M. Longest, Jr.             Officer)

/s/ Bruce E. Thomas                Vice President, Chief Financial Officer and
---------------------------        Corporate Secretary
Bruce E. Thomas                     (Principal Financial and Accounting Officer)

/s/ Robert F. Hutchinson           Chairman of the Board
---------------------------
Robert F. Hutchinson

/s/ R. Harding Ball                Director
----------------------------
R.  Harding Ball

                                   Director
----------------------------
R. Tyler Bland, III

/s/ L. McCauley Chenault           Director
----------------------------
L. McCauley Chenault

/s/ Alexander F. Dillard, Jr       Director
----------------------------
Alexander F. Dillard, Jr.

/s/ Frances H. Ellis               Director
----------------------------
Frances H. Ellis

/s/ George B. Elliott               Director
-------------------------
George B. Elliott

/s/ Philip T. Minor                 Director
-------------------------
Philip T. Minor

/s/ William Guy Townsend            Director
-------------------------
William Guy Townsend

/s/ Bruce E. Thomas                  Vice President, Chief Financial Officer and
----------------------------------   Corporate Secretary
Bruce E. Thomas                      (Principal Financial and Accounting
                                     Officer)

/s/ Robert F. Hutchinson             Chairman of the Board
----------------------------------
Robert F. Hutchinson

/s/ R. Harding Ball                  Director
----------------------------------
R.  Harding Ball

/s/ R. Tyler Bland, III              Director
----------------------------------
R. Tyler Bland, III

/s/ L. McCauley Chenault             Director
----------------------------------
L. McCauley Chenault

/s/ Alexander F. Dillard, Jr.        Director
----------------------------------
Alexander F. Dillard, Jr.

/s/ Frances H. Ellis                 Director
---------------------------------
Frances H. Ellis

/s/ George B. Elliott                Director
---------------------------------
George B. Elliott

/s/ Philip T. Minor                  Director
--------------------------------
Philip T. Minor

/s/ William Guy Townsend             Director
---------------------------------
William Guy Townsend