Form 10QSB
period 2001-03-31
BOE FINANCIAL SERVICES OF VIRGINIA INC
filed 2001-05-15
CIK 1109848

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
       THE SECURITIES  EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2001


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
Yes  (X)         No ( )

State the number of shares outstanding of each of the issuer's classes of common equity as of May 9, 2001.

     Class                Outstanding at May 9, 2001

     Common Stock, $5.00 par value          1,169,969

Transitional Small Business Disclosure Format
(Check one):
Yes      No x

                    BOE Financial Services of Virginia, Inc.

                                   FORM 10-QSB

                                      INDEX


          PART I - FINANCIAL INFORMATION

                                                             Page

Item 1.  Financial Statements.............................   1-5

 Consolidated Balance Sheets
 March 31, 2001 and December 31, 2000.....................   1-2

 Consolidated Statements of Earnings
 Three months ended March 31, 2001 and 2000...............     3

 Consolidated Statement of Cash Flows
 Three months ended March 31, 2001 and 2000...............     4

 Consolidated Statement of Changes in
 Stockholders' Equity
 Three months ended March 31, 2001 and 2000...............     5

 Notes to Consolidated Financial Statements...............   6-7

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations............  8-11

         PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security
     Holders .............................................    11

Item 6.
 Signatures...............................................    12

                         PART I - FINANCIAL INFORMATION


Item 1. - Financial Statements
BOE FINANCIAL SERVICES OF VA., INC.                      March 31,  December 31,
Consolidated Balance Sheets                                 2001       2000
(in Thousands)
   ASSETS                                                      (Unaudited)
Cash and due from banks............................       $  3,519    $ 4,354
Federal funds sold.................................          5,524      2,413
Securities held to maturity
---------------------------
U.S. Government agencies (fair value of
 $0-2001 and $1,154-2000)..........................              0      1,140
Obligations of state and political
 subdivisions  (fair value of
 $0-2001 and $1,822-2000)..........................              0      1,781
Other Securities  (fair value of
 $0-2001 and $200-2000)............................              0        200
Securities available for sale
-----------------------------
 U.S. Government agencies (book value of
 $8,366-2001 and $10,168-2000).....................          8,443     10,164
 Obligations of state and political
 subdivisions (book value of
 $18,287-2001 and $16,398-2000)....................         18,742     16,452
 Other Securities (book value of
 $5,127-2001 and $6,370-2000)......................          5,438      6,579

Loans held for resale..............................            130        224

Loans..............................................        144,760    141,311
Less: Reserve for loan loss........................         (1,878)    (1,819)
                                                          -------------------
  Net loans........................................        142,882    139,492

Bank premises and equipment, net...................          6,913      6,971
Other real estate owned............................              0          0
Investment in unconsolidated subsidiaries..........            121        121
Accrued interest receivable........................          1,510      1,366
Intangible assets, net.............................          1,248      1,279
Other assets.......................................          2,515      1,397
 Total assets......................................       $196,985   $193,933
                                                          ===================



See accompanying notes to consolidated financial statements.



Page: 1

BOE FINANCIAL SERVICES OF VA., INC.           March 31,     December 31,
Consolidated Balance Sheets                     2001           2000

LIABILITIES AND SHAREHOLDERS' EQUITY                (Unaudited)

Deposits
  Noninterest bearing deposits............   $  16,479       $ 17,510
  Savings and interest bearing deposits         43,205         43,770
  Certificates of deposit.................     107,012        103,068
                                             ------------------------
     Total deposits.......................     166,696        164,348

Federal funds purchased...................           0              0
Federal Home Loan Bank advances...........      11,000         11,000
Accrued interest payable..................         829            899
Other liabilities.........................         434            471
                                             ------------------------
     Total other liabilities..............      12,263         12,370

     Total liabilities....................     178,959        176,718

Commitments
Shareholders' equity
Common stock, $5.00 par value.............       5,850          5,850

             3/31/01    12/31/00
             -------    --------
Shares auth.10,000,000 10,000,000
Shares o/s.. 1,169,969  1,169,969
Paid in capital...........................       4,827          4,827
Accumulated other comprehensive
   income.................................         555            171
Retained earnings.........................       6,794          6,367
                                             ------------------------
     Total shareholders' equity...........      18,026         17,215
                                             ------------------------
     Total liabilities and shareholders'
     equity...............................   $ 196,985       $193,933
                                             ========================



See accompanying notes to consolidated financial statements.



Page: 2

BOE FINANCIAL SERVICES OF VA., INC.             Three Months Ended
Consolidated Statements of Earnings                   March 31,
                                               2001             2000

  Interest Income                                            (Unaudited)
Interest and fees on loans................  $3,246              $2,804
Interest on federal funds sold............      30                  16
Interest on U.S. Treasury securities and
 U.S. Agency Obligations..................     164                 120
Interest on obligations of state and
 political subdivisions...................     236                 196
Interest on other securities..............     100                  26
Other interest income.....................       3                   0
                                            --------------------------
  Total interest income                     $3,779              $3,162

  Interest Expense
Interest on savings and interest bearing
 deposits.................................     279                 283
Interest on certificates of deposit.......   1,568               1,078
Interest on federal funds purchased.......       7                  10
Interest Federal Home Loan Bank advances..     159                 140
                                            --------------------------
  Total interest expense                     2,013               1,511
                                            --------------------------
Net interest income.......................   1,766               1,651
Provision for loan losses.................      60                  90
                                            --------------------------
Net interest income after provision for
 loan losses..............................   1,706               1,561
                                            --------------------------
  Noninterest Income
Service charges on deposit accounts.......     163                 116
Securities gains (losses) -net............       3                  (5)
Other fee income..........................      29                 121
All other noninterest income..............      49                   9
                                            --------------------------
  Total noninterest income                     244                 241
                                            --------------------------
  Noninterest Expense
Salaries and employee benefits............     684                 630
Premises and fixed assets.................     224                 196
Other expenses............................     483                 454
                                            --------------------------
  Total noninterest expense...............   1,391               1,280
                                            --------------------------
Income before income taxes................     559                 522
Income taxes..............................     132                 131
                                            --------------------------
  Net income..............................  $  427              $  391
                                            ==========================
Earnings per share, basic and diluted.....  $ 0.37              $ 0.33


See accompanying notes to consolidated financial statements.
Page: 3

BOE FINANCIAL SERVICES OF VA., Inc.                     Three Months Ended
Consolidated Statements of Cash Flows                        March 31,
                                                          2001      2000
                                                            (Unaudited)
Cash Flows from Operating Activities
Net income........................................      $   427  $   391
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization....................          127      128
 Provision for credit losses......................           60       90
 Net amortization premium on securities...........          (11)      16
 Net (gain)on sale of securities..................           (3)      (5)
 Increase (decrease)in accrued interest
   receivable and other assets....................           84      (81)
 Increase in accrued expenses and other
     liabilities..................................         (307)     143
                                                         ---------------

  Net cash provided by operating
  activities......................................      $   377  $   682
                                                         ---------------

Cash Flows from Investing Activities
Proceeds from sale of securities
    available-for-sale............................      $   104  $   340
Proceeds from maturities and calls of
    securities held-to-maturity...................          217      235
Proceeds from maturities and calls of
    securities available-for-sale.................        3,658       99
Purchase of securities held-to-maturity...........            -     (533)
Purchase of securities available for sale.........       (1,033)  (1,072)
Net increase in loans to customers................       (3,357)  (7,190)
(Increase) in federal funds sold..................       (3,111)  (1,774)
Capital expenditures..............................          (38)     (26)
Proceeds from sale of other real estate...........            -       72
                                                         ---------------

  Net cash (used in)investing activities..........      $(3,560) $(9,849)
                                                         ---------------

Cash Flows from Financing Activities
Net increase in deposits..........................      $ 2,348  $ 3,231
Proceeds from borrowings..........................            -    4,000
(Decrease) in federal funds purchased.............            -     (901)
                                                         ------ --------
Net cash provided by financing
  activities......................................      $ 2,348  $ 6,330
                                                         ---------------
Net (decrease) in cash and
  cash equivalents................................      $  (835) $(2,837)
Cash and Cash Equivalents
  Beginning of year                                       4,354    6,133
                                                         ---------------
  End of year                                           $ 3,519  $ 3,296
                                                         ---------------

Supplemental disclosure of cash flow information
Cash paid during the year
Interest..........................................      $ 2,083  $ 1,492
                                                         ---------------
Income Taxes......................................      $     -  $     -
                                                         ---------------

Page: 4

                       BOE FINANCIAL SERVICES OF VA., INC.
                  Statement of Changes in Stockholders' Equity
            For the Three Month Periods Ended March 31, 2001 and 2000
                                 (in thousands)
                                   (Unaudited)




                                                             Accumulated
                                          Compre-              Other               Additional
                                          hensive  Retained Comprehensive Common   Paid-In
                                  Total   Income   Earnings   Income       Stock   Capital
                                  -----   ------   -------- ------------- ------   ----------
Balance, December 31,
  1999                           $15,383     --     $5,073     $(349)     $5,839   $4,820
Comprehensive income
 Net income                          391    391        391
 Other comprehensive income,
  net of tax
   Unrealized gain on
    securities available-for-
     sale                            (56)   (56)
   Reclassification
     adjustment                        3      3                                -        -
                                 -------   ----
Other comprehensive income,
          Net of tax                 (59)   (59)                 (59)
 Total comprehensive income               $ 332
                                          =====
Balance, March 31, 2000          $15,715            $5,464     $(408)     $5,839   $4,820
                                 =======            ======     =====      ======   ======

Balance, December 31, 2000       $17,215      -      6,367     $ 171      $5,850   $4,827
Comprehensive income
 Net income                          427    427        427
 Other comprehensive income,
  net of tax
   Unrealized (loss) on
    securities available-for-
     sale, net                       386    386
   Less reclassification
   adjustment                         (2)    (2)                               -        -
Other comprehensive income,
          Net of tax                        384                  384
 Total comprehensive income               $ 812
                                          =====
Balance, March 31, 2001          $18,026            $6,794      $555      $5,850   $4,827
                                 ========           ======================================



Page:  5

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

    These financial statements should be read in conjunction with the financial statements and the footnotes included in the registrant's 2000 Annual
Report to Shareholders.

2. Earnings per share are based on the weighted average number of common shares and common stock equivalents outstanding during the year. The number of common shares and common stock equivalents used for March 31, 2001 and December 31, 2000 were 1,169,969 and
1,169,969, respectively.

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

BOE FINANCIAL SERVICES OF VA., INC.
Notes to Consolidated Financial Statements



statement is not expected to have a material impact on the Company's financial statements. The standard also allows securities classified as held-to-maturity to be transferred to the available-for-sale category at the date of initial application of this standard. This statement is effective for fiscal quarters of years beginning after June 15, 2000, with earlier adoption encouraged. On January 1, 2001 the Company reclassified $2,902,000 in held-to-maturity securities to the available-for-sale category.


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

Overview
--------
     On March 31, 2001 BOE had total assets of $197.0
million, an increase of $3.1 million or 1.6% from $193.9
million December 31, 2000. Total assets March 31, 2000 were $174.1 million. The March 31, 2001 total assets figure represents an increase of 13.1% or $22.9 million over one year ago.

     Total loans amounted to $144.8 million on March 31, 2001, an increase of $3.4 million, or 2.4% over the December 31, 2000 total loans of $141.3 million. This March 31, 2001 figure represents an increase of $11.5 million or 8.6% over total loans of $133.2 million on March 31, 2000.

     The Company's securities portfolio decreased $3.7 million, or 10.2% from $36.3 million December 31, 2000 to $32.6 million
March 31, 2001. Total securities were $26.1 million on March 31, 2000. Federal funds sold were $5.5 million on March 31, 2001, at December 31, 2000 BOE had sold $2.4 million of federal funds.
The Bank had federal funds sold of $1.8 million as of March 31, 2000.

     The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under Financial Accounting Standards Board Pronouncement #115 (FASB 115).
The market value of the March 31, 2001 securities available-for
-sale portfolio was $32.6 million compared to $33.2 million at December
31, 2000 and $22.1 million at March 31, 2000. The impact of the change in market value of AFS securities, net of deferred income taxes, is reflected in the Statement of Changes in Stockholder's Equity under Accumulated other comprehensive income. On March 31, 2001 $555,000 represented the Company's net unrealized gain on AFS securities compared to $171,000 at December 31, 2000 and a net unrealized loss of $408,000 at March 31, 2000. These totals are also reported on the Balance Sheet under Stockholder's Equity on the Accumulated other comprehensive income line. Additionally, on January 1, 2001 the Company reclassified $2,092,000 in held-to-maturity securities to the available-for-sale category.

     Total deposits at March 31, 2001 were $166.7 million. This $2.3 million increase is 1.4% greater than total deposits of $164.3 million at December 31, 2000 and $20.6 million, or 14.1% greater than total deposits of $146.1 million at March 31, 2000.

     Stockholder's equity at March 31, 2001 was $18.0 million and represented 9.2% of total assets. Stockholder's equity was $17.2 million, or 8.9% of total assets at December 31, 2000 and $15.7 million, or 9.0% of total assets at March 31, 2000.

Page:  8

Results of Operations
----------------------
Net Income
  Net income was $427,000 for the first quarter of 2001, or $0.37 per common share. This compares to net income of $391,000, or $0.33 per common share in the first quarter of 2000. The increase in earnings through one quarter of 2001 over 2000 was $36,000, or 9.2%. The number of average common shares outstanding for the first quarter of 2001 was 1,169,969 and for the first quarter of 2000 was 1,167,790.

     The increase in earnings was primarily attributable to a 37.1%, or $10.3 million volume increase in securities and federal funds sold from $27.8 million at March 31, 2000 to $38.1 million at March 31, 2001. Additionally, net loan volume increased 8.6%, or $11.3 million, from $131.6 million at March 31, 2000 to $142.9 million March 31, 2001. These factors resulted in a 7.0%, or $115,000 increase in net interest income from $1.651 million in the first quarter of 2000
to $1.766 million in the first quarter of 2001.   Also increasing net income was
a decrease in provision for loan losses from $90,000 in the first quarter of 2000 to $60,000 in the first quarter of 2001. Noninterest income increased $3,000 from $241,000 in the first quarter of 2000 to $244,000 in the first quarter of 2001.

     These increases in net income were offset by a $111,000, or 8.7% increase in noninterest expenses from $1.3 million in the first quarter of 2000 to $1.4 million in the first quarter of 2001. Income tax expense increased $1,000 in the first quarter of 2001,or 0.8%, to $132,000, up from $131,000 in the first quarter of 2000. Also increasing was total interest expense, a component of net interest income, described in the preceding paragraph. Total interest expense increased $502,000, or 33.2%, from $1.5 million in the first quarter of 2000 to $2.0 million in the first quarter of 2001.

Net Interest Income
  The Bank's results of operations are significantly affected by it's ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At
March 31, 2001 the Company's interest-earning assets exceeded it's interest-bearing liabilities by approximately $19.9 million, compared with a $20.3 million excess one year ago. Net interest margins were 3.85% through March 31, 2001 compared to 4.26% through March 31, 2000.

     Annualized net interest income on a tax-equivalent basis through three months of 2001 increased by 7.6% to $7.1 million from $6.6 million for the same period a year ago. Through the first three months of 2001 the Company's yield on earning assets was 8.25%, up from 8.10% a year ago, while its cost of average interest bearing liabilities increased from 4.38% to 5.51% during the same period. In February, 2001 the Bank obtained a nine month funding advance from the Federal Home Loan Bank of Atlanta for $11,000,000. The Company's loan-to-deposit ratio has decreased from 91.2% on March 31, 2000 to 86.8% on March 31, 2001.

Provision for Credit Losses
     The Bank's provision for credit losses for the first quarter of 2001 was $60,000 compared to $90,000 in the first quarter of 2000. Net charged-off loans were $1,000 in the first quarter of 2001 and $17,000 in the first quarter of 2000.



Page:  9

The decrease in provision in the first quarter of 2001 was due to recognition of lower non-performing assets during the quarter. The allowance for loan losses as a percentage of total loans was 1.30%, 1.29%, and 1.26%, respectively as of March 31, 2001, December 31, 2000 and March 31, 2000.

Noninterest Income
     Noninterest income, including gains/(losses) on securities was $244,000 in first quarter of 2001 compared to $241,000 in the same period of 2000. This represents an increase of 1.2%, or $3,000. Service charges on deposit accounts were $163,000 in the first quarter of 2001, a 40.5% increase over $116,000 in the first quarter of 2000. A larger deposit base of 14.1% for the comparison period and increased management focus in this area represent this improvement. Other fee income decreased 76.0%, from $121,000 in the first quarter of 2000 to $29,000 in the first quarter of 2001. Most of this $110,000 decrease was due to non-recurring accounting entries related to the Company's non-qualified benefit plans entered in 2000. In the first quarter of 2001 the Company realized gains on available-for-sale securities of $3,000 and in the first quarter of 2000 losses of $5,000 were realized on sales from the securities portfolio.

Noninterest Expenses
     Noninterest expenses increased $111,000, or 8.7%, from $1.3 million in the first quarter of 2000 to $1.4 million in the first quarter of 2001. Conversion costs related to new data processing software was $99,000 in the first quarter of 2001. Salaries and employee benefits comprised the largest component of this increase, $54,000, from $630,000 in the first quarter of 2000 to $684,000 in the first quarter of 2001.

Income Taxes
     Income tax expense through March 31, 2001 was $132,000. This represents a $1,000, or 0.8% increase over $131,000 in income tax expense for the same period in 2000.


Asset Quality
     The Company's allowance for credit losses totaled $1.878 million on March 31, 2001 or 1.30% of total loans, as compared to 1.29% at December 31, 2000 and 1.26% on March 31, 2000. On March 31, 2001 the Company had non-performing assets of $956,000 compared to $1.284 million on March 31, 2000. Loans past due and still accruing interest totaled $463,000 on March 31, 2001 compared to $443,000 on March 31, 2000.

Capital Requirements
     The determination of capital adequacy depends upon a number of factors, such as asset quality, liquidity, earnings, growth trends and economic conditions. The Bank seeks to maintain a strong capital base to support its growth and expansion plans, provide stability to current operations and promote public confidence in the Bank.

     The federal banking regulators have defined three tests for assessing the capital strength and adequacy of banks, based on two definitions of capital. "Tier 1 Capital" is defined as a combination of common and qualifying preferred


Page:  10
stockholders' equity less goodwill. "Tier 2 Capital" is defined as qualifying subordinated debt and a portion of the allowance for loan losses. "Total Capital" is defined as Tier 1 Capital plus Tier 2 Capital.


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

     At March 31, 2001 the Bank's ratio of total capital to risk-weighted assets was 11.44% and its ratio of Tier 1
Capital to risk-weighted assets was 10.23%. The Bank's leverage ratio (Tier I capital to average adjusted total assets)was 8.38%.
These ratios exceed regulatory minimums.


                           PART II - OTHER INFORMATION

Item 4. -Submission of Matters to a Vote of Security Holders
BOE Financial Services of Virginia, Inc. Annual Meeting was held on May 11, 2001.

(a) Robert H. Ball, George B. Elliott and George M. Longest, Jr., all of the directors nominated for election, were elected to the Board of Directors of the Company to serve until the Annual Meeting held in 2004 and until their successors are duly elected.

For           984,263
Against             0
Abstained       4,886

(b) The appointment of Yount, Hyde & Barbour, P.C.
as independent auditors of the Bank for 2001 was ratified by the shareholders of the Bank.


For           989,009
Against           100
Abstained          40



Page: 11

SIGNATURES


  In accordance with to the requirements of the Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    BOE Financial Services of Virginia, Inc.
          (Registrant)



    5/11/01
    --------             By: /s/ George M. Longest, Jr.
    (Date)                   --------------------------
                                   (Signature)
                             George M. Longest, Jr.
                             President and Chief Executive Officer



    5/11/01
    --------             By: /s/ Bruce E. Thomas
    (Date)                   -------------------
                                (Signature)
                             Bruce E. Thomas
                             Secretary, Vice President & Chief Financial Officer



Page:  12