Form 10-Q
period 2001-06-30
BOE FINANCIAL SERVICES OF VIRGINIA INC
filed 2001-08-14
CIK 1109848

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

            [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                  THE SECURITIES  EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001


            [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
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

Yes  [X]         No [_]

 State the number of shares outstanding of each of the issuer's classes of common equity as of August
9, 2001.

         Class                Outstanding at August 9, 2001

         Common Stock, $5.00 par value      1,172,051

Transitional Small Business Disclosure Format
(Check one):
Yes      No [X]

       BOE Financial Services of Virginia, Inc.

                      FORM 10-QSB

                         INDEX


            PART I - FINANCIAL INFORMATION

                                                      Page

Item 1.   Financial Statements....................   1-6

  Consolidated Balance Sheets
  June 30, 2001 and December 31, 2000.............   1-2

  Consolidated Statements of Earnings
  Three months ended June 30, 2001 and 2000.......     3

  Consolidated Statements of Earnings
  Six months ended June 30, 2001 and 2000.........     4

  Consolidated Statement of Cash Flows
  Six months ended June 30, 2001 and 2000.........     5

  Consolidated Statement of Changes in
  Stockholders' Equity
  Six months ended June 30, 2001 and 2000.........     6


  Notes to Consolidated Financial Statements......   7-8

Item 2. Management's Discussion and Analysis
  Or Plan of Operation............................  9-12

               PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security
      Holders ....................................    14

                        PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements
BOE FINANCIAL SERVICES OF VA., INC.               June 30,     December 31,
Consolidated Balance Sheets                         2001           2000
(in Thousands)
       ASSETS                                    (Unaudited)
Cash and due from banks....................       $  4,999       $  4,354
Federal funds sold.........................              0          2,413
Securities held to maturity
---------------------------
  U.S. Government agencies (fair value of
  $0-2001 and $1,154-2000)                               0          1,140
  Obligations of state and political
  subdivisions (fair value of
  $0-2001 and $1,822-2000)                               0          1,781
  Other Securities (fair value
  $0-2001 and $200-2000)                                 0            200
Securities available for sale
-----------------------------
  U.S. Government agencies (book value of
  $7,607-2001 and $10,168-2000)                      7,674         10,164
  Obligations of state and political
  subdivisions (book value of
  $20,852-2001 and $16,398-2000)                    21,309         16,452
  Other Securities (book value of
  $5,387-2001 and $6,370-2000).............          5,731          6,579

Loans held for resale......................            386            224

Loans......................................        147,988        141,311
Less: Reserve for loan loss................         (1,937)        (1,819)
                                                  -----------------------
   Net loans...............................        146,051        139,492

Bank premises and equipment, net...........          6,934          6,971
Investment in unconsolidated
 subsidiaries..............................            186            121
Accrued interest receivable................          1,477          1,366
Intangible assets, net.....................          1,216          1,279
Other assets...............................          2,811          1,397
                                                  -----------------------
   Total assets............................       $198,774       $193,933
                                                  =======================



See accompanying notes to consolidated financial statements.



Page: 1

BOE FINANCIAL SERVICES OF VA., INC.          June 30,     December 31,
Consolidated Balance Sheets                    2001           2000
LIABILITIES AND SHAREHOLDERS' EQUITY        (Unaudited)

Deposits
  Noninterest bearing deposits............   $  16,641       $ 17,510
  Savings and interest bearing deposits...      45,773         43,770
  Certificates of deposit.................     103,318        103,068
                                             ------------------------
     Total deposits.......................     165,732        164,348

Federal funds purchased...................       1,721              0
Federal Home Loan Bank advances...........      11,000         11,000
Accrued interest payable..................         619            899
Other liabilities.........................       1,480            471
                                             ------------------------
     Total other liabilities..............      14,820         12,370

     Total liabilities....................     180,552        176,718

Commitments...............................           -              -

Shareholders' equity
Common stock, $5.00 par value.............       5,850          5,850

              6/30/01   12/31/00
              -------   --------
Shares auth.10,000,000 10,000,000
Shares o/s.. 1,169,969  1,169,969
Paid in capital...........................       4,827          4,827
Accumulated other comprehensive
   income.................................         569            171
Retained earnings.........................       6,976          6,367
                                             ------------------------
     Total shareholders' equity...........      18,222         17,215
                                             ------------------------
     Total liabilities and shareholders'
     equity...............................   $ 198,774       $193,933
                                             ========================



See accompanying notes to consolidated financial statements.



Page: 2

BOE FINANCIAL SERVICES OF VA., INC.          Three Months Ended
Consolidated Statements of Earnings               June 30,
                                              2001         2000
     Interest Income                                 (Unaudited)
Interest and fees on loans................  $3,189       $3,035
Interest on federal funds sold............      23           45
Interest on U.S. Treasury securities and
  U.S. Agency Obligations.................     121          189
Interest on obligations of state and
  political subdivisions..................     254          212
Interest on other securities..............      91           18
Other interest income.....................       1            0
                                            ------       ------
     Total interest income                  $3,679       $3,499

     Interest Expense
Interest on savings and interest bearing
  deposits................................     262          286
Interest on certificates of deposit.......   1,535        1,233
Interest on federal funds purchased.......       8            0
Interest Federal Home Loan Bank advances..     146          179
                                            ------       ------
     Total interest expense                  1,951        1,698
                                            ------       ------
Net interest income.......................   1,728        1,801
Provision for loan losses.................      90          145
                                            ------       ------
Net interest income after provision for
  loan losses.............................   1,638        1,656
                                            ------       ------
     Noninterest Income
Service charges on deposit accounts.......     186          125
Securities (losses) -net..................      (3)          (1)
Other fee income..........................      34          141
All other noninterest income..............      79           56
                                            ------       ------
     Total noninterest income                  296          321
                                            ------       ------
     Noninterest Expense
Salaries and employee benefits............     660          631
Premises and fixed assets.................     208          190
Other expenses............................     465          513
                                            ------       ------
     Total noninterest expense............   1,333        1,334
                                            ------       ------
Income before income taxes................     601          643
Income taxes..............................     139          166
                                            ------       ------
     Net income...........................  $  462       $  477
                                            ======       ======
Earnings per share, basic and diluted.....  $ 0.39       $ 0.41

See accompanying notes to consolidated financial statements.
Page: 3

BOE FINANCIAL SERVICES OF VA., INC.          Six Months Ended
Consolidated Statements of Earnings              June 30,
                                              2001        2000
     Interest Income                                (Unaudited)
Interest and fees on loans................  $6,435      $5,905
Interest on federal funds sold............      53          61
Interest on U.S. Treasury securities and
  U.S. Agency Obligations.................     285         309
Interest on obligations of state and
  political subdivisions..................     490         408
Interest on other securities..............     191          44
Other interest income.....................       4           0
                                            ------      ------
     Total interest income                  $7,458      $6,727

     Interest Expense
Interest on savings and interest bearing
  deposits................................     541         569
Interest on certificates of deposit.......   3,103       2,311
Interest on federal funds purchased.......      15          10
Interest Federal Home Loan Bank advances..     305         319
                                            ------      ------
     Total interest expense                  3,964       3,209
                                            ------      ------
Net interest income.......................   3,494       3,518
Provision for loan losses.................     150         235
                                            ------      ------
Net interest income after provision for
  loan losses.............................   3,344       3,283
                                            ------      ------
     Noninterest Income
Service charges on deposit accounts.......     349         241
Securities (losses) -net..................       0          (6)
Other fee income..........................     128         196
All other noninterest income..............      63          65
                                            ------      ------
     Total noninterest income                  540         496
                                            ------      ------
     Noninterest Expense
Salaries and employee benefits............   1,344       1,261
Premises and fixed assets.................     432         386
Other expenses............................     948         967
                                            ------      ------
     Total noninterest expense............   2,724       2,614
                                            ------      ------
Income before income taxes................   1,160       1,165
Income taxes..............................     271         297
                                            ------      ------
     Net income...........................  $  889      $  868
                                            ======      ======
Earnings per share, basic and diluted.....  $ 0.76      $ 0.74

See accompanying notes to consolidated financial statements.
Page: 4

BOE FINANCIAL SERVICES OF VA., INC.                           Six Months Ended
Consolidated Statements of Cash Flows                             June 30,
                                                              2000       1999
                                                                (Unaudited)
Cash Flows from Operating Activities
Net income........................................         $    889   $    868
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization....................              194        192
 Provision for credit losses......................              150        235
 Net amortization premium on securities...........               (1)        30
 Net (gain)on sale of securities..................               (3)        (6)
 Decrease (increase) in accrued interest
   receivable and other assets....................             (181)      (209)
 Increase in accrued expenses
 and other liabilities............................              524        566
                                                           --------------------
  Net cash provided by operating
  activities......................................         $  1,572   $  1,676
                                                           --------------------
Cash Flows from Investing Activities
Proceeds from sale of securities
    available-for-sale............................         $    104   $  1,770
Proceeds from maturities and calls of
    securities held-to-maturity...................              217        221
Proceeds from maturities and calls of
    securities available-for-sale.................            5,698          -
Purchase of securities available for sale.........           (5,155)  $ (8,599)
Net increase in loans to customers................           (6,872)   (12,409)
(Increase) decrease in federal funds sold.........            2,413     (2,417)
Capital expenditures..............................             (157)       (29)
Proceeds from sale of other real estate...........                -         31
                                                           --------------------
  Net cash (used in)investing activities..........         $ (3,752)  $(21,432)
                                                           --------------------
Cash Flows from Financing Activities
Net increase in deposits..........................         $  1,384   $ 14,862
Proceeds from borrowings..........................                -      4,000
Increase (decrease) in federal funds purchased                1,721       (901)
Dividends paid....................................             (280)      (269)
                                                           --------------------
Net cash provided by financing
  activities......................................         $  2,825   $ 17,692
                                                           --------------------
Net increase (decrease) in cash and
  cash equivalents................................              645   $ (2,064)
Cash and Cash Equivalents
  Beginning of year                                           4,354      6,133
                                                           --------------------
  End of year                                                 4,999   $  4,069
                                                           --------------------
Supplemental disclosure of cash flow information
Cash paid during the year
Interest..........................................         $  4,244   $  3,049
                                                           --------------------
Income Taxes......................................         $      -   $    124
                                                           --------------------

Page: 5

                      BOE FINANCIAL SERVICES OF VA., INC.
                 Statement of Changes in Stockholders' Equity
            For the Six Month Periods Ended June 30, 2001 and 2000
                     (in thousands)
                     (Unaudited)

                                                                  Accumulated
                                            Compre-                  Other                   Additional
                                            hensive    Retained  Comprehensive    Common      Paid-In
                                  Total     Income     Earnings     Income         Stock      Capital
                                  -----     ------     --------     ------         -----      -------
Balance, December 31,1999        $15,383         -       5,073      $(349)        $5,839      $4,820
Comprehensive income
 Net income                          868       868         868
 Other comprehensive income,
  net of tax
   Unrealized (loss) on
    securities available-for-
     sale, net of tax                (58)      (58)                   (58)
                                     -------------------------------------
 Total comprehensive income                 $  810
Dividends paid($0.23/share)         (269)   ======        (269)
                                 -------                -----------------------------------------------
Balance, June 30, 2000           $15,924                $5,672      $(407)        $5,839      $4,820
                                 =======                ===============================================


Balance, December 31, 2000       $17,215         -      $6,367      $ 171         $5,850      $4,827

Comprehensive income
 Net income                          889       889         889
 Other comprehensive income,
  net of tax
   Unrealized gain on
    securities available-for-
     sale, net of tax                398       398                    398
                                     -------------------------------------
 Total comprehensive income                 $1,287
                                            ======
Dividends paid ($0.24/share)        (280)                 (280)
                                 -------                -----------------------------------------------
Balance, June 30, 2001           $18,222                $6,976      $ 569         $5,850      $4,827
                                 =======                ===============================================

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

     Operating results for the three and six month periods Ended June 30, 2001 are not necessarily indicative of the Results that may be expected for the year ended December 31, 2001, or any other period.

     These financial statements should be read in conjunction with the financial statements and the footnotes included in the registrant's 2000 Annual Report to Shareholders.

2. Earnings per share are based on the weighted average number of common shares and common stock equivalents outstanding during the year. The weighted average number of common shares and common stock equivalents used for June 30, 2001 and December 31, 2000 were 1,169,969 and 1,167,814, respectively.

3. Loans are shown on the balance sheets net of unearned discounts and the allowance for loan losses. Interest is computed by methods which result in level rates of return on principal. Loans are charged off when in the opinion of management they are deemed to be uncollectable after taking into consideration such factors as the current financial condition of the customer and the underlying collateral and guarantees. Loan fees and origination costs are deferred and the net amount amortized as an adjustment of the related loan yield using the level yield method. The Bank is amortizing these amounts over the contractual life of the related loans.

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

Page:  7

BOE FINANCIAL SERVICES OF VA., INC.
Notes to Consolidated Financial Statements


statement is not expected to have a material impact on the Banks financial statements. The standard also allows securities classified as held-to-maturity to be transferred to the available-for-sale category at the date of initial application of this standard. This statement is effective for fiscal quarters of years beginning after June 15, 2000, with earlier adoption encouraged. On January 1, 2001 the company reclassified $2,902,000 in held-to-maturity to the available-for-sale category.

5. Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

Page:  8

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OPERATION

The following discussion is intended to assist readers in understanding and evaluating the financial condition and results of operations of BOE Financial Services of Virginia, Inc. ("BOE" or "the Company" or "the Bank"). This section should be read in conjunction with BOE's consolidated financial statements and accompanying notes included elsewhere in this report.

Overview
--------
     On June 30, 2001 BOE had total assets of $198.8 million, an increase of $4.9 million or 2.5% from $193.9 million December 31, 2000. Total assets June 30, 2000 were $186.4 million. The June 30, 2001 total assets figure represents an increase of 6.7% or $12.4 million over total assets of $186.4 million on June 30, 2000.

     Total loans amounted to $148.0 million on June 30, 2001, an increase of $6.7 million, or 4.7% over December 31, 2000. This June 30, 2001 figure represents an increase of $9.6 million or 6.9% over total loans of $138.4 million on June 30, 2000.

     The Company's securities portfolio decreased $1.5 million, or 4.1% from $36.3 million December 31, 2000 to $34.8 million June 30, 2001. Total securities were $31.7 million on June 30, 2000. BOE had purchased $1.7 million of federal funds on June 30, 2001. Federal funds sold were $2.4 million on June 30, 2000 and at December 31, 2000.

     The market value of the June 30, 2001 securities available-for-sale portfolio was $34.8 million compared to $33.2 million at December 31, 2000 and $28.3 million at June 30, 2000. The impact of the change in market value of AFS securities, net of deferred income taxes, is reflected in the Statement of Changes in Stockholder's Equity under Accumulated other comprehensive income. On June 30, 2001 $569,000 represented the Bank's net unrealized gain on AFS securities compared to $171,000 at December 31, 2000 and an unrealized loss of $407,000 at June 30, 2000.These totals are also reported on the Balance Sheet under Stockholder's Equity on the Accumulated other comprehensive income line.

     Total deposits at June 30, 2001 were $165.7 million. This $1.4 million increase is 0.9% greater than total deposits of $164.3 million at December 31, 2000 and $7.9 million, or 5.1% greater than total deposits of $157.8 million at June 30, 2000.

     Shareholders' equity at June 30, 2001 was $18.2 million and represented 9.2% of total assets. Shareholders' equity was $17.2 million, or 8.9% of total assets at December 31, 2000 and $15.9 million, or 8.5% of total assets at June 30, 2000.

Page:  9

Results of Operations
---------------------
Net Income
     Net income was $889,000 through six months of 2001, or $0.76 per common share. This compares to net income of $868,000, or $0.74 per common share in the first six months of 2000. The increase in earnings through six months of 2001 over 2000 was $21,000, or 2.4%. The number of average common shares outstanding for 2001 was 1,169,969 and 1,167,790 for 2000.

     The increase in earnings was primarily from a $61,000, or 1.9% increase in net interest income after provision for loan losses. Additionally, noninterest income increased $44,000, or 8.9%, from $496,000 in the first half of 2000 to $540,000 in the first half of 2001.

     These increases in net income were offset by a $110,000, or 4.2% increase in noninterest expenses from $2.6 million in the first six months of 2000 to $2.7 million in the first six months of 2001. Income tax expense decreased $26,000 in the first half of 2001, or 8.8%, to $271,000, from $297,000 in the first half of 2000.

Net Interest Income
     The Bank's results of operations are significantly affected by it's ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At June 30, 2001 the Bank's interest-earning assets exceeded it's interest-bearing liabilities by approximately $19.3 million, compared with a $21.8 million excess one year ago. Net interest margins were 3.77% through June 30, 2001 compared to 4.23% through June 30, 2000.

     Annualized net interest income on a tax-equivalent basis through six months of 2001 increased by 1.3% to $6.845 million from $6.755 million for the same period a year ago. Through the first six months of 2001 the Bank's yield on earning assets was 8.14%, down from 8.26% a year ago, while its cost of average interest bearing liabilities increased from 4.52% to 4.94% during the same period. In February, 2001 the Company renewed a note with the Federal Home Loan Bank of Atlanta for a term of nine months at an interest rate of 5.26%. This note has a principal balance of $11,000,000. The Bank's loan-to-deposit ratio has increased from 87.75% on June 30, 2000 to 89.29% on June 20, 2001.

Provision for Credit Losses
     The Bank's provision for credit losses for the first quarter of 2001 was $60,000 and $90,000 in the second quarter of 2001. The Bank expensed $90,000 in the first quarter and $145,000 in the second quarter of 2000. The increase in provision in the second quarter of 2000 was due to recognition of higher non-performing assets during the quarter, increased possibilities of an economic slowdown in the months ahead and higher loan volumes. Net charged-off loans were $31,000 in the first six months of 2001 and $39,000 in the first six months of 2000. The allowance for loan losses as a percentage of total loans was 1.31%, 1.29%, and 1.30%, respectively as of June 30, 2001, December 31, 2000 and June 30, 2000.

Page:  10

Noninterest Income
     Noninterest income, including gains/(losses) on securities was $540,000 in first half of 2001 compared to $496,000 in the same period of 2000. This represents an increase of 8.9%, or $44,000. Service charges on deposit accounts were $349,000 in the first two quarters of 2001, a 44.8% increase over $241,000 in the first two quarters of 2000. Other fee income decreased 34.7%, or $68,000 from $196,000 in the first two quarters of 2000 to $128,000 in the first two quarters of 2001. $110,000 of the 2000 total was due to accounting entries related to the Banks' non-qualified benefit plans. In the first half of 2000 the Bank realized losses on available-for-sale securities of $6,000 and in the first half of 2001 gains and losses netted out to $0.

Noninterest Expenses
     Noninterest expenses increased $110,000, or 4.2%, from $2.6 million in the first two quarters of 2000 to $2.7 million in the first two quarters of 2001. Salaries and employee benefits comprised the largest component of this increase, $83,000, from $1,261,000 in the first two quarters of 2000 to $1,344,000 in the first two quarters of 2001. Premises and fixed assets expenses increased 11.9%, or $46,000, from $386,000 in the first two quarters of 2000 to $432,000 in the first two quarters of 2001. Other expenses decreased $19,000, or 2.0%, from $967,000 in the first two quarters of 2000 to $948,000 in the first two quarters of 2001.

Income Taxes
     Income tax expense through June 30, 2001 was $271,000. This represents a $26,000, or 8.8% decrease over $297,000 in income tax expense for the same period in 2000.

Asset Quality
     The Bank's allowance for loan losses totaled $1.937 million on June 30, 2001 or 1.31% of total loans, as compared to 1.29% at December 31, 2000 and 1.30% on June 30, 2000. On June 30, 2001 the Bank had non-performing assets of $0.907 million compared to $1.377 million on June 30, 2000. Loans past due and still accruing interest totaled $552,000 on June 30, 2001 compared to $827,000 on June 30, 2000.

Capital Requirements
     The determination of capital adequacy depends upon a number of factors, such as asset quality, liquidity, earnings, growth trends and economic conditions. The Bank seeks to maintain a strong capital base to support its growth and expansion plans, provide stability to current operations and promote public confidence in the Bank.

     The federal banking regulators have defined three tests for assessing the capital strength and adequacy of banks, based on two definitions of capital. "Tier 1 Capital" is defined as a combination of common and qualifying preferred Shareholders' equity less goodwill. "Tier 2 Capital" is defined as qualifying subordinated debt and a portion of the allowance for loan losses. "Total Capital" is defined as Tier 1 Capital plus Tier 2 Capital.

Page:  11

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

     At June 30, 2001 the Bank's ratio of total capital to risk-weighted assets was 11.50% and its ratio of Tier 1 Capital to risk-weighted assets was 10.25%. The Bank's leverage ratio (Tier I capital to average adjusted total assets)was 8.44%. These ratios exceed regulatory minimums.


                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

None.

SIGNATURES

     In accordance with to the requirements of the Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          BOE Financial Services of Virginia, Inc.
                     (Registrant)



         8/13/01            /s/ George M. Longest, Jr.
         -------        By:----------------------------
         (Date)                   (Signature)
                          George M. Longest, Jr.
                       President and Chief Executive Officer



         8/13/01            /s/ Bruce E. Thomas
         -------        By:-----------------------------
         (Date)                   (Signature)
                             Bruce E. Thomas
                       Secretary, Vice President &
                       Chief Financial Officer

Page: 12