Form 10QSB
period 2001-09-30
BOE FINANCIAL SERVICES OF VIRGINIA INC
filed 2001-11-14
CIK 1109848

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
         THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2001


[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
            THE EXCHANGE ACT OF 1934
      For the transition period from___________ to ____________
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

State the number of shares outstanding of each of the issuer's classes of common equity as of November
13, 2001.

     Class                                Outstanding at November 13, 2001

     Common Stock, $5.00 par value        1,172,094

Transitional Small Business Disclosure Format
(Check one):
Yes      No x

                    BOE Financial Services of Virginia, Inc.

                                   FORM 10-QSB

                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                           Page

Item 1.   Financial Statements.............................................. 1-8

     Consolidated Balance Sheets
     September 30, 2001 and December 31, 2000............................... 1-2

     Consolidated Statements of Earnings
     Three months ended September 30, 2001 and 2000.........................   3

     Consolidated Statements of Earnings
     Nine months ended September 30, 2001 and 2000..........................   4

     Consolidated Statement of Cash Flows
     Nine months ended September 30, 2001 and 2000..........................   5

     Consolidated Statement of Changes in Stockholders' Equity
     Nine months ended September 30, 2001 and 2000..........................   6

     Notes to Consolidated Financial Statements............................. 7-8

Item 2.  Management's Discussion and Analysis
     Or Plan of Operation...................................................9-12

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security
     Holders ...............................................................  13

                         PART I - FINANCIAL INFORMATION


Item 1. - Financial Statements
BOE FINANCIAL SERVICES OF VA., INC.           September 30,  December 31,
Consolidated Balance Sheets                         2001         2000
(in Thousands)
       ASSETS                                          (Unaudited)
Cash and due from banks.......................   $ 6,369     $  4,354
Federal funds sold............................     2,851        2,413
Securities held to maturity
----------------------------------------------
  U.S. Government agencies (fair value of
  $0-2001 and $1,154-2000)                             0        1,140
  Obligations of state and political
  subdivisions  (fair value of
  $0-2001 and $1,822-2000)                             0        1,781
  Other Securities  (fair value
  $0-2001 and $200-2000)                               0          200
Securities available for sale
----------------------------------------------
  U.S. Government agencies (book value of
  $7,111-2001 and $10,168-2000)                    7,259       10,164
  Obligations of state and political
  subdivisions (book value of
  $21,827-2001 and $16,398-2000)                  22,554       16,452
  Other Securities (book value of
  $5,587-2001 and $6,370-2000)................     6,004        6,579

Loans held for resale.........................       297          224

Loans.........................................   147,676      141,311
Allowance for loan loss.......................    (1,951)      (1,819)
                                                 --------------------
   Net loans..................................   145,725      139,492

Bank premises and equipment, net..............     6,835        6,971
Investment in unconsolidated subsidiaries            186          121
Accrued interest receivable...................     1,469        1,366
Intangible assets, net........................     1,185        1,279
Other assets..................................     2,764        1,397
                                                 --------------------
 Total assets.................................  $203,498     $193,933
                                                 ====================

See accompanying notes to consolidated financial statements.


Page: 1

BOE FINANCIAL SERVICES OF VA., INC.           September 30,   December 31,
Consolidated Balance Sheets                       2001           2000

LIABILITIES AND SHAREHOLDERS' EQUITY                   (Unaudited)

Deposits
  Noninterest bearing deposits............      $  16,724       $ 17,510
  Savings and interest bearing deposits            45,920         43,770
  Certificates of deposit.................        108,935        103,068
                                                ------------------------
     Total deposits.......................        171,579        164,348

Federal Home Loan Bank advances...........         11,000         11,000
Accrued interest payable..................            624            899
Other liabilities.........................          1,274            471
                                                ------------------------
     Total other liabilities..............         12,898         12,370

     Total liabilities....................        184,477        176,718

Commitments...............................              -              -

Shareholders' equity
Common stock, $5.00 par value.............          5,860          5,850

                9/30/01     12/31/00
                -------     --------
Shares auth.  10,000,000   10,000,000
Shares o/s..   1,172,094    1,169,969
Paid in capital...........................          4,850          4,827
Accumulated other comprehensive
   income.................................            851            171
Retained earnings.........................          7,460          6,367
                                                ------------------------
     Total shareholders' equity...........         18,980         17,215
                                                ------------------------
     Total liabilities and shareholders'
     equity...............................      $ 203,498       $193,933
                                                ========================

See accompanying notes to consolidated financial statements.


Page: 2

BOE FINANCIAL SERVICES OF VA., INC.             Three Months Ended
Consolidated Statements of Earnings                September 30,
                                              2001              2000

  Interest Income                                  (Unaudited)
Interest and fees on loans................  $3,109              $3,136
Interest on federal funds sold............      23                  38
Interest on U.S. Treasury securities and
 U.S. Agency Obligations..................     114                 189
Interest on obligations of state and
 political subdivisions...................     269                 211
Interest on other securities..............      98                  75
Other interest income.....................       2                   0
                                            --------------------------
  Total interest income                     $3,615              $3,649

  Interest Expense
Interest on savings and interest bearing
 deposits.................................     250                 294
Interest on certificates of deposit.......   1,432               1,397
Interest on federal funds purchased.......       1                   0
Interest Federal Home Loan Bank advances..     148                 184
                                            --------------------------
  Total interest expense                     1,831               1,875
                                            --------------------------
Net interest income.......................   1,784               1,774
Provision for loan losses.................      50                 130
                                            --------------------------
Net interest income after provision for
 loan losses..............................   1,734               1,644
                                            --------------------------
  Noninterest Income
Service charges on deposit accounts.......     118                 119
Securities gains-net......................       0                  13
All other fee & noninterest income........     131                 139
                                            --------------------------
  Total noninterest income                     249                 271
                                            --------------------------
  Noninterest Expense
Salaries and employee benefits............     654                 654
Premises and fixed assets.................     206                 198
Other expenses............................     426                 449
                                            --------------------------
  Total noninterest expense...............   1,286               1,301
                                            --------------------------
Income before income taxes................     697                 614
Income taxes..............................     180                 148
                                            --------------------------
  Net income..............................  $  517              $  466
                                            ==========================
Earnings per share, basic and diluted.....  $ 0.44              $ 0.40


See accompanying notes to consolidated financial statements.


Page: 3

BOE FINANCIAL SERVICES OF VA., INC.              Nine Months Ended
Consolidated Statements of Earnings                  September 30,
                                                2001            2000

  Interest Income                                   (Unaudited)
Interest and fees on loans................  $ 9,544            $ 8,905
Interest on federal funds sold............       76                 99
Interest on U.S. Treasury securities and
 U.S. Agency Obligations..................      399                428
Interest on obligations of state and
 political subdivisions...................      759                619
Interest on other securities..............      289                189
Other interest income.....................        5                  0
                                            --------------------------
  Total interest income                     $11,072            $10,240

  Interest Expense
Interest on savings and interest bearing
 deposits.................................      791                863
Interest on certificates of deposit.......    4,535              3,708
Interest on federal funds purchased.......       16                 10
Interest Federal Home Loan Bank advances..      453                503
                                            --------------------------
  Total interest expense                      5,795              5,084
                                            --------------------------
Net interest income.......................    5,277              5,156
Provision for loan losses.................      200                365
                                            --------------------------
Net interest income after provision for
 loan losses..............................    5,077              4,791
                                            --------------------------
  Noninterest Income
Service charges on deposit accounts.......      467                360
Securities (losses) -net..................        0                  7
All other fee & noninterest income........      322                536
                                            --------------------------
  Total noninterest income                      789                903
                                            --------------------------
  Noninterest Expense
Salaries and employee benefits............    1,998              1,915
Premises and fixed assets.................      638                584
Other expenses............................    1,374              1,416
                                            --------------------------
  Total noninterest expense...............    4,010              3,915
                                            --------------------------
Income before income taxes................    1,856              1,779
Income taxes..............................      451                445
                                            --------------------------
  Net income..............................  $ 1,405            $ 1,334
                                            ==========================
Earnings per share, basic and diluted.....  $  1.20            $  1.14



See accompanying notes to consolidated financial statements.


Page: 4

BOE FINANCIAL SERVICES OF VA., INC.                     Nine Months Ended
Consolidated Statements of Cash Flows                     September 30,
                                                         2001       2000
                                                           (Unaudited)
Cash Flows from Operating Activities
Net income.............................................$ 1,406    $  1,334
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization.........................    388         382
 Provision for credit losses...........................    200         365
 Net amortization premium on securities................     27          55
 Net (gain)on sale of securities.......................     (3)         (7)
 Increase in accrued interest
   receivable and other assets.........................   (446)       (440)
 Increase (decrease) in accrued expenses
 and other liabilities.................................    178         424
                                                       -------------------

  Net cash provided by operating
  activities...........................................$ 1,750    $  2,113
                                                       -------------------

Cash Flows from Investing Activities
Proceeds from sale of securities
    available-for-sale.................................$   104    $  3,283
Proceeds from maturities and calls of
    securities held-to-maturity........................    217         339
Proceeds from maturities and calls of
    securities available-for-sale......................  6,428         208
Purchase of securities available for sale.............. (5,243)    (10,943)
Net increase in loans to customers..................... (7,596)    (13,508)
(Increase) in federal funds sold.......................   (438)       (574)
Capital expenditures...................................   (158)        (18)
Proceeds from sale of other real estate................      0          72
                                                       -------------------

  Net cash (used in)investing activities...............$(6,686)   $(21,141)

Cash Flows from Financing Activities
Net increase in deposits...............................$ 7,231    $ 13,630
Proceeds from borrowings...............................      0       4,000
(Decrease) in federal funds purchased..................      0        (901)
Dividends paid.........................................   (280)       (269)
                                                       -------------------
Net cash provided by financing
  activities...........................................$ 6,951    $ 16,460
                                                       -------------------
Net increase (decrease) in cash and
  cash equivalents.....................................$ 2,015    $ (2,568)
Cash and Cash Equivalents
  Beginning of year                                      4,354       6,133
                                                       -------------------
  End of period                                        $ 6,369    $  3,565
                                                       -------------------
Supplemental disclosure of cash flow information
Cash paid during the year
Interest...............................................$ 6,070    $  4,748
                                                       -------------------
Income Taxes...........................................$   522    $    548
                                                       -------------------


Page:  5

                      BOE FINANCIAL SERVICES OF VA., INC.
                  Statement of Changes in Stockholders' Equity
          For the Nine Month Periods Ended September 30, 2001 and 2000



(in thousands)
(Unaudited)                                                              Accumulated
                                              Compre-                       Other                    Additional
                                              hensive     Retained     Comprehensive    Common        Paid-In
                                  Total       Income      Earnings      Income(loss)     Stock        Capital
                                 -------     --------     --------      ------------    ------      ----------
Balance, December 31,1999        $15,383             -       5,073        $  (349)      $5,839        $4,820
Comprehensive income
 Net income                        1,334         1,334       1,334
 Other comprehensive income,
  net of tax
   Unrealized gain on
    securities available-for-
     sale, net of tax                238           238
                                 ---------------------
Other comprehensive income,
      Net of tax                                   238                        238
                                              --------
 Total comprehensive income                   $  1,572
Dividends paid                      (269)     ========        (269)
                                 -------                  --------------------------------------------------
Balance, September30,2000        $16,686                  $  6,138        $  (111)      $5,839        $4,820
                                 =======                  ==================================================


Balance, December 31, 2000       $17,215             -    $  6,367        $   171       $5,850        $4,827

Comprehensive income
 Net income                        1,406         1,406       1,406
 Other comprehensive income,
  net of tax
   Unrealized gain on
    securities available-for-
     sale, net of tax                680           680
                                     ---           ---
Other comprehensive income,
      Net of tax                                   680                        680
                                                   ---
 Total comprehensive income                   $  2,086
                                              ========
Dividends paid                      (313)                     (313)
Issuance of 2,125 shares of
  common stock, dividend
    reinvestment plan                 33                                                    10            23
                                 -------                  --------------------------------------------------
Balance, September30,2001        $19,021                  $  7,460        $   851       $5,860        $4,850
                                 =======                  ==================================================

Page:  6

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

     Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001, or any other period.

     These financial statements should be read in conjunction with the financial statements and the footnotes included in the registrant's 2000 Annual Report to Shareholders.

2. Earnings per share are based on the weighted average number of common shares and common stock equivalents outstanding during the year. The number of common shares and common stock equivalents used for September 30, 2001 and December 31, 2000 were 1,170,685 and 1,167,814, respectively.

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

4. In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the accounting for goodwill and other intangible assets. Statement 141 eliminates the pooling method of accounting for business combinations and requires that intangible assets that meet certain criteria be reported separately from goodwill. The Statement also requires negative goodwill arising from a business combination to be recorded as an extra- ordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an


Page:  7
indefinite life. The Statement requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

     Upon adoption of these Statements, an organization is required to re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangibles assets do not meet the criteria for recognition, they should be classified as goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill. An organization also must reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly. Any negative goodwill must be written-off.

     The standards generally are required to be implemented by the Bank in its 2002 financial statements. The adoption of these standards is not expected to have a material impact on the financial statements.


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

Overview
--------

     On September 30, 2001 BOE had total assets of $203.5 million, an increase of $9.6 million or 4.9% from $193.9 million December 31, 2000. Total assets September 30, 2000 were $185.8 million. The September 30, 2001 total assets figure represents an increase of 9.6% or $17.7 million over one year ago.

     Total loans amounted to $147.7 million on September 30, 2001, an increase of $6.4 million, or 4.5% over December 31, 2000 total loans of $141.3 million. This September 30, 2001 figure represents an increase of $8.3 million or 6.0% over total loans of $139.4 million on September 30, 2000.

     The Company's securities portfolio decreased $0.5 million, or 1.4% from $36.3 million December 31, 2000 to $35.8 million September 30, 2001. Total securities were $32.6 million on September 30, 2000. Federal funds sold were $2.9 million on September 30, 2001, $2.4 million on December 31, 2000 and $0.6 million on September 30, 2000.

     The market value of the September 30, 2001 securities available-for -sale
(AFS) portfolio was $35.8 million compared to $33.2 million at December 31, 2000 and $29.3 million at September 30, 2000. The impact of the change in market value of AFS securities, net of deferred income taxes, is reflected in the Statement of Changes in Stockholder's Equity under Accumulated other comprehensive income. On September 30, 2001 $851,000 represented the Bank's net unrealized gain on AFS securities compared to $171,000 at December 31, 2000 and an unrealized loss of $111,000 at September 30, 2000. These totals are also reported on the Balance Sheet under Stockholder's Equity on the Accumulated other comprehensive income line.

     Total deposits at September 30, 2001 were $171.6 million. This $7.3 million increase is 4.4% greater than total deposits of $164.3 million at December 31, 2000 and $15.1 million, or 9.6% greater than total deposits of $156.5 million at September 30, 2000.

     Stockholder's equity at September 30, 2001 was $19.0 million and represented 9.3% of total assets. Stockholder's equity was $17.2 million, or 8.9% of total assets at December 31, 2000 and $16.7 million, or 8.9% of total assets at September 30, 2000. Stockholder's equity increased 10.5% from December 31, 2000 to September 30, 2001 and 14.0% from September 30, 2000 to September 30, 2001.

Page:  9

Results of Operations
----------------------
Net Income

     Net income for the third quarter of 2001 was $517,000, a 10.9%, or $51,000 increase from third quarter of 2000 income of $466,000. Fully diluted earnings per common share were $0.44 in the third quarter of 2001 compared to $0.40 in the third quarter of 2000. This increase in earnings was primarily attributable to a decrease of $80,000 in provision for loan losses for the third quarter of 2001 compared to the third quarter of 2000 and a $44,000 decrease in total interest expense. Total interest expense for the third quarter of 2000 was $1.875 million compared to $1.831 million in the third quarter of 2001. The allowance for loan losses was 1.32% of total loans at September 30, 2001 and 1.26% at September 30, 2000.

     Net income was $1.406 million through nine months of 2001, or $1.20 per common share. This compares to net income of $1.334 million, or $1.14 per common share in the first nine months of 2000. The increase in earnings through nine months of 2001 over 2000 was $72,000, or 5.4%. The number of average common shares outstanding through nine months was 1,170,685 in 2001 and 1,167,790 for 2000.

     The year-to-date increase in earnings was due to an increase in net interest income of $122,000, or 2.4%, from $5.156 million through nine months of 2000, to $5.278 million through nine months of 2001. Additionally, there was a decrease in provision for loan losses expense of $165,000, or 45.2%, from $365,000 to $200,000 through nine months of 2000 and 2001, respectively. Offsetting these increases to net income was a decrease of $114,000, or 12.6% in noninterest income from $903,000 through nine months in 2000, compared to $789,000 for the same period in 2001. Noninterest expenses increased 2.4% from $3.915 million through nine months in 2000 to $4.010 million for the same period in 2001. Income tax expense was six thousand dollars greater through nine months of 2001 at $451,000, compared to income tax expense of $445,000 through nine months in 2000.

Net Interest Income

     The Bank's results of operations are significantly affected by it's ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At September 30, 2001 the Bank's interest-earning assets exceeded it's interest-bearing liabilities by approximately $23.1 million, compared with a $19.5 million excess one year ago. Net interest margins were 3.76% through September 30, 2001 compared to 4.17% through September 30, 2000.

     Annualized net interest income on a tax-equivalent basis through nine months of 2001 increased by 4.1% to $7.6 million from $7.3 million for the same period a year ago. Additionally, $204,000 in income related to receivable financing is classified as noninterest income in 2000 and as interest income in 2001. Through the first nine months of 2001 the Bank's yield on earning assets was 8.06%, down from 8.28% a year ago, while its cost of average interest bearing liabilities increased from 4.67% to 4.78% during the same period. In February, 2001 the Company renewed a note with the Federal Home Loan Bank of Atlanta for a term of nine months at an interest rate of 5.26%. This note has a principal balance of $11,000,000. The Bank's loan -to-deposit ratio has decreased from 89.0% on September 30, 2000 to 86.1% on September 30, 2001.

Page: 10

Provision for Credit Losses

     The Company's provision for credit losses was $200,000 for the first nine months of 2001, compared to $365,000 for the same period in 2000. The Company expensed a slightly greater than normal amount to provision of $145,000 in the second quarter of 2000. This increase in provision was in recognition of higher non-performing assets during the quarter, increased possibilities of an economic slowdown in the months ahead and higher loan volumes. Net charged- off loans were $68,000 in the first nine months of 2001 and $222,000 in the first nine months of 2000. The allowance for loan losses as a percentage of total loans was 1.32%, 1.29%, and 1.26%, respectively as of September 30, 2001, December 31, 2000 and September 30, 2000.

Noninterest Income

     Noninterest income, including gains/(losses) on securities was $789,000 in first three quarters of 2001 compared to $903,000 in the same period of 2000. This represents a decrease of 12.6%, or $114,000. Service charges on deposit accounts were $467,000 in the first three quarters of 2001, a 29.7% increase over $360,000 in the first three quarters of 2000. All other fee and noninterest income decreased 39.9%, or $214,000 from $536,000 in the first three quarters of 2001 to $322,000 in the first three quarters of 2001. $110,000 of the 2000 total was due to non-recurring accounting entries related to the Company's non-qualified benefit plans. Additionally, $204,000 in income related to receivable financing is classified as noninterest income in 2000 and as interest income in 2001. In the first three quarters of 2000 the Company realized gains on available-for-sale securities of $7,000 and in the first three quarters of 2001 gains and losses netted out to $0.

Noninterest Expenses

     Noninterest expenses increased $95,000, or 2.4%, from $3.915 million in the first three quarters of 2000 to $4.010 million in the first three quarters of 2001. Salaries and employee benefits comprised the largest component of this increase, $83,000, from $1.915 million in the first three quarters of 2000 to $1.998 million in the first three quarters of 2001. Premises and fixed assets expenses increased 9.3%, or $54,000, from $584,000 in the first three quarters of 2000 to $638,000 in the first three quarters of 2001. Other expenses decreased $42,000, or 3.0%, from $1.416 million in the first three quarters of 2000 to $1.374 million in the first three quarters of 2001.

Income Taxes

     Income tax expense through September 30, 2001 was $451,000. This represents a $6,000, or 1.4% increase over $445,000 in income tax expense for the same period in 2000.


Asset Quality

     The Bank's allowance for credit losses totaled $1.951 million on September 30, 2001 or 1.32% of total loans, as compared to 1.29% at December 31, 2000 and 1.29% on September 30, 2000. On September 30, 2001 the Bank had non- performing assets of $851,000 compared to $1.001 million on September 30, 2000. Loans past due and still accruing interest totaled $972,000 on September 30, 2001 compared to $827,000 on September 30, 2000.

Capital Requirements

     The determination of capital adequacy depends upon a number of factors,


Page:  11
such as asset quality, liquidity, earnings, growth trends and economic conditions. The Bank seeks to maintain a strong capital base to support its growth and expansion plans, provide stability to current operations and promote public confidence in the Bank.

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

     At September 30, 2001 the Company's ratio of total capital to risk-weighted assets was 11.72% and its ratio of Tier 1 Capital to risk-weighted assets was 10.47%. The Company's leverage ratio (Tier I capital to average adjusted total assets)was 8.56%. These ratios exceed regulatory minimums.



Page:  12

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

None.

SIGNATURES


     In accordance with to the requirements of the Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                    BOE Financial Services of Virginia, Inc.
                                  (Registrant)



    11/13/01
    --------                           By: /S/ George M. Longest, Jr.
     (Date)                                -----------------------------
                                                 (Signature)
                                           George M. Longest, Jr.
                                       President and Chief Executive Officer



    11/13/01
    --------                           By: /s/ Bruce E. Thomas
     (Date)                                -----------------------------
                                                 (Signature)
                                           Bruce E. Thomas
                                       Secretary, Vice President &
                                       Chief Financial Officer


Page:  13