Form 10KSB
period 2001-12-31
BOE FINANCIAL SERVICES OF VIRGINIA INC
filed 2002-04-01
CIK 1109848

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     For the fiscal year ended                       Commission File Number
         December 31, 2001                                  000-31711

                    BOE FINANCIAL SERVICES OF VIRGINIA, INC.
             (Exact name of registrant as specified in its charter)

                     Virginia                             54-1980794
          (State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization)            Identification Number)

        323 Prince Street, Tappahannock, VA                   22560
     (Address of principal executive offices)              (Zip Code)

                                 (804) 443-4343
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Shares, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.       [ ]

The aggregate market value of common stock held by non-affiliates of the issuer as of March 25, 2002 was approximately $21,960,720.

The number of outstanding shares of the issuer's Common Stock, par value $5.00, issued and outstanding as of March 25, 2002 was approximately 1,174,078.


                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's annual report to security holders for the fiscal year ended December 31, 2001 (the "2001 Annual Report") referred to in Part II and Part III.

The registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders which will be filed no later than 120 days following the Corporation's fiscal year end.

                                     PART I

INTRODUCTION

         Certain statements made in this Annual Report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect the reasonable judgment of BOE Financial Services of Virginia, Inc. (the "Corporation") with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The Corporation undertakes no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

ITEM 1.  BUSINESS.

General

         On May 12, 2000, the stockholders of Bank of Essex (the "Bank") voted in favor of a plan of share exchange pursuant to which the Bank became a wholly-owned subsidiary of the Corporation which became a newly formed one-bank holding company. (References herein to the "Corporation" shall include the "Bank" unless the context otherwise requires.)

         Upon consummation of the share exchange and related reorganization effective July 1, 2000, each outstanding common share of the Bank was exchanged for one share of Corporation common stock, par value $5.00 per share. The exchange of shares was a tax-free reorganization for federal income tax purposes. The share exchange was accounted for on the same basis as a pooling-of-interests and financial statements for prior periods are identical to the financial statements of the Bank. Stockholders' equity has been restated to reflect this transaction in all prior periods.

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

         Essex Services, Inc. is a wholly owned subsidiary of the Bank and was formed to sell title insurance to the Bank's mortgage loan customers. Essex Services, Inc. also offers insurance products through an ownership interest in Bankers Insurance, LLC and investment products through an affiliation with UVest Investment Services.

         The Corporation's strategic plan is directed toward the enhancement of its franchise value and operating profitability by increasing its asset size and expanding its customer base. Accordingly, the Bank expanded into Hanover County in 1992, purchased the Bank's fifth branch office in West Point, Virginia from a regional bank in February 1996 and, in June 1999 opened its sixth office, in Henrico County near Virginia Center Commons. Since its opening in 1992, the Bank's Hanover County branch has experienced the strongest deposit growth of the Bank's branches. According to the U.S. Census Bureau, Hanover County's population has grown 36.4% and Henrico County's population has grown 20.4% from 1990 to 2000 compared to a 14.4% growth for the Commonwealth of Virginia over the same time period. In furtherance of its expansion strategy, the Bank, in June of 1999, opened its newest office near Virginia Center Commons, one of the largest shopping malls in the Richmond metropolitan area, on Route 1 in Henrico County.

         Management believes that its most significant profitable growth opportunities will continue to be in the greater Richmond metropolitan area. Furthermore, management believes that the trend toward consolidation of the banking industry and the closings and acquisitions of financial institutions in the Corporation's service area, and in particular the Richmond metropolitan area, have created and will continue to create opportunities for the Corporation to grow its branching network and customer base in these markets.

         The Corporation's expansion efforts have contributed to its growth and improved profitability. Total assets have increased from $70.6 million at the end of 1992 to $217.2 million at December 31, 2001. Net income has grown from $947,000 in 1996 to 2,007,000 in 2001. Net income for 2001 was up 8.9% over
2000. Earnings per share over the same period was $1.71, up from $1.58 for the comparable period in 2000. The Corporation's return on assets was 1.00% in 2001 and 1.01% in 2000. Return on equity was 10.97% in 2001 and 11.38% in 2000.
Earnings were effected by a 11.98% growth in assets.

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

Bank Holding Companies

         As a result of the share exchange previously discussed, the Bank became a subsidiary of the Corporation, and the Corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and became subject to regulation by the Board of Governors of the Federal Reserve. The Federal Reserve System (the "Federal Reserve") has jurisdiction under the BHCA to approve any bank or nonbank acquisition, merger or consolidation proposed by a bank holding company. The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity which is so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

         Federal law permits bank holding companies from any state to acquire banks and bank holding companies located in any other state. The law allows interstate bank mergers, subject to "opt-in or opt-out" action by individual states. Virginia adopted early "opt-in" legislation that allows interstate bank mergers. These laws also permit interstate branch acquisitions and de novo branching in Virginia by out-of-state banks if reciprocal treatment is accorded Virginia banks in the state of the acquirer.

         There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositor of such depository institutions and to the FDIC insurance fund in the event the depository institution becomes in danger of default or in default. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. In addition, the "cross-guarantee" provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund ("SAIF") or the Bank Insurance Fund ("BIF") as a result of the default of a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for reimbursement is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution.

         The Federal Deposit Insurance Act ("FDIA") also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or stockholders in the event a receiver is appointed to distribute the assets of the Bank.

         The Corporation was required to register in Virginia with the State Corporation Commission (the "SCC") under the financial institution holding company laws of Virginia. Accordingly, the Corporation is subject to regulation and supervision by the SCC.

         The Corporation is also subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, including but not limited to, filing annual, quarterly, and other current reports with the Securities and Exchange Commission.

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

         The Act provides additional opportunities for financial holding companies to engage in activities that are financial in nature or incidental to an activity that is financial in nature or complementary thereto provided that any such financial holding company is willing to comply with the conditions, restrictions and limitations placed on financial holding companies contained in the Act and the regulations to be adopted under the Act. Financial in nature activities include: securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be proper incidents thereto.

         Under the Act, federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations will require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Pursuant to these rules, effective July 1, 2001, financial institutions must provide: initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates; annual notices of their privacy policies to current customers; and a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties. These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on the Corporation's financial condition or results of operations.

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

Market Area

         The Corporation's six offices serve a diverse market from the edge of the City of Richmond in Hanover and Henrico Counties to Tappahannock, Virginia on the Rappahannock River in Essex County. From suburban Hanover and Henrico Counties, the market area is primarily rural along Route 360 through King William and King and Queen counties into Essex County. The Corporation's management believes Route 360 is a developing growth corridor from Richmond to the east. Tappahannock is approximately 40 miles from downtown Richmond and about one hour from Fredericksburg. Through its Tappahannock branches, the Corporation also serves the central portions of the Middle Peninsula and the upper Northern Neck of Virginia. Through its West Point office, the Corporation serves portions of the Middle Peninsula of Virginia.

         Because the Corporation's market area has historically been rural, many business activities are related to the agricultural and forest products industries. However, the Corporation's expansion strategy has been directed at higher growth markets with concentrations of retail commerce and light industry, which has created a more balanced market.

Competition

         Within the Richmond, Middle Peninsula and upper Northern Neck areas, the Corporation operates in a highly competitive environment, competing for deposits and loans with commercial corporations, savings and loans and other financial institutions, including non-bank competitors, many of which possess substantially greater financial resources than those available to the Corporation. Many of these institutions have significantly higher lending limits than the Corporation. In addition, there can be no assurance that other financial institutions, with substantially greater resources than the Corporation, will not establish operations in the Corporation's service area.

         In Essex County, the Corporation commands 38.96% of the deposits in the market, according to the most recently available survey of deposits by the FDIC (June 30, 2001) and is the second largest corporation headquartered in Essex County. Serving the middle portion of King William County, the branches at Central Garage and West Point have experienced steady growth, reaching 21.72% of the deposits in the King William County market as of the June 30, 2001 FDIC survey of deposits, while competing with previously established branches. The Corporation's office located on Route 360 in eastern Hanover County, east of Mechanicsville, has experienced strong growth while competing against other community corporations and established offices of statewide corporations in the vicinity.

Employees

         At December 31, 2001, the Corporation had 76 full-time equivalent employees. None of its employees is represented by any collective bargaining unit. The Corporation considers relations with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to the stockholders for their vote during the quarter ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information. The Corporation's Common Stock was approved for trading on the Nasdaq SmallCap Market on December 18, 1997 under the symbol "BSXT."

         The following table indicates the high and low bid prices for the Common Stock as reported on the NASDAQ SmallCap Market for the quarterly periods indicated:

         2001                                 High          Low
         ----                                 -----------------
Fourth Quarter                               $18.50      $15.00
Third Quarter                                 17.50       15.00
Second Quarter                                16.50       13.50
First Quarter                                 15.25       12.25

         2000                                 High          Low
         ----                                 -----------------
Fourth Quarter                               $13.50      $11.00
Third Quarter                                 14.00       10.75
Second Quarter                                13.50       11.18
First Quarter                                 14.25       11.00

(b) Holders. At December 31, 2001, there were 1,174,078 shares of Common Stock of the Corporation outstanding held by approximately 1,100 holders of record.

(c) Dividends. The Corporation began paying cash dividends in 1944 and semi-annual cash dividends in 1989. The Board of Directors intends to continue its present policy of paying semi-annual cash dividends on the Common Stock when justified by the financial condition of the Corporation. The timing and amount of future dividends, if any, will depend on general business conditions encountered by the Corporation, its earnings, its financial condition and cash and capital requirements, governmental regulations and other such factors as the Board of Directors may deem relevant. The following table sets forth the semi-annual and total cash dividends paid per share for the period for 2001 and 2000.

                                                           Total Annual
             1st Semi-Annual        2nd Semi-Annual         Dividends
              Dividend Paid          Dividend Paid            Paid
Year           Per share/(1)/        per share/(1)/         per share
2001               $0.24                 $0.26                $0.50
2000               $0.23                 $0.24                $0.47

_________________
        /(1)/     The Corporation generally pays its semi-annual dividends in
June and December.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The information required by Item 6 is included on pages 21 through 29 of the registrant's Annual Report to its shareholders for the year ended December 31, 2001 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS.

         The information required by Item 7 is included on pages 6 through 20 of the registrant's Annual Report to its shareholders for the year ended December 31, 2001 and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE   WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Certain information with respect to the Corporation's directors is incorporated by reference to the Corporation's Proxy Statement for its 2002 annual meeting of shareholders (the "Proxy Statement") which will be filed no later than 120 days following the Corporation's fiscal year end.

         Set forth below is certain information with respect to the Corporation's principal executive officers:

         K. Wayne  Aylor,  59, is Vice President and Senior Credit Officer.
Mr. Aylor joined the Company in February 2002. Prior to joining the Company
Mr. Aylor served as Vice President and Senior Credit Officer with Community Bankers in Richmond, Virginia since February 1989.

         Bonnie S. Courtney, 48, is Vice President of Operations. Mrs. Courtney has held various positions with the Corporation since 1981.

         George M. Longest, Jr., 41, became President and Chief Executive Officer of the Corporation on January 1, 1999. Prior to assuming his present position, Mr. Longest had been Senior Vice President and Senior Loan Officer since February 1989. Mr. Longest has served as a director of the Corporation since 1999.

         Suzanne S. Rennolds, 52, is Vice President, Human Resources, Branch Administration and has been employed by the Corporation since December 1980.

         Bruce E. Thomas, 38, is Senior Vice President, Chief Financial Officer and Corporate Secretary and has been employed by the Corporation since October 1990.

         Terrell D. Vaughan, 55, is Senior Vice President, Commercial Lending and has been employed by the Corporation since April 1, 1998. Prior to that time, Mr. Vaughan had been a commercial lender and business development officer at Hanover Bank for at least five years.

ITEM 10. Executive Compensation.

         The response to this Item is incorporated by reference to the registrant's Prozy Statement which will be filed no later than 120 days following the Corporation's fiscal year end.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

         The information required by Item 11 is incorporated by reference to the registrant's Proxy Statement which will be filed no later than 120 days following the Corporation's fiscal year end.

ITEM 12. Certain Relationships and Related Transactions.

         The information required by Item 12 is incorporated by reference to the registrant's Proxy Statement which will be filed no later than 120 days following the Corporation's fiscal year end.

ITEM 13. Exhibits and Reports on Form 8-K.

(a) Exhibit Listing

     Exhibit
     Number    Description
     ------    -----------
       2 Agreement and Plan of Reorganization (the "Reorganization Agreement") dated as of March 20, 2000 between the Corporation and Bank. Exhibit A of the Proxy Statement included in Form S-4 Registration Statement filed March 24, 2000, incorporated by reference).
       3(a) Articles of Incorporation of the Corporation (Appendix 1 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement filed March 24, 2000, incorporated by reference).

       3(b) Bylaws (Appendix 2 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement filed March 24, 2000, incorporated by reference).

       10(a) The Corporation's Stock Incentive Plan (Appendix 3 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement filed March 24, 2000, incorporated by reference).

       10(b) First Amendment to the Corporation's Stock Incentive Plan (Exhibit
             99(b) to Form S-8 Registration Statement filed November 8, 2000, incorporated by reference).

       10(c) The Corporation's Stock Option Plan for Outside Directors (Appendix
             4 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement filed March 24, 2000, incorporated by reference).

       10(d) First Amendment to the Corporation's Stock Option Plan for Outside
             Directors (Exhibit 99(d) to Form S-8 Registration Statement filed November 8, 2000, incorporated by reference).

       13 The Corporation's 2001 Annual Report to Shareholders (filed herewith).

       21    Subsidiaries of the Registrant.

       23    Consent of Yount, Hyde & Barbour, P.C.

       99.1 BOE Financial Services Dividend Reinvestment Plan (Incorporated by reference to the Registrant's Registration Statement on Form S-3D filed November 8, 2000.)

(b) No reports on Form 8-K were filed during 2001.

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the town of Tappahannock, State of Virginia, on March 28, 2002.

                   BOE FINANCIAL SERVICES OF VIRGINIA, INC.

By:  /s/ Bruce E. Thomas
   -------------------------
   Bruce E. Thomas
   Senior Vice President and Chief Financial Officer

Date: March 28, 2002

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

          SIGNATURE                        TITLE
          ---------                        -----
/s/ George M. Longest, Jr.         President, Chief Executive Officer
----------------------------       and Director (Principal Executive
George M. Longest, Jr.             Officer)

/s/ Bruce E. Thomas                Senior Vice President, Chief
----------------------------       Financial Officer and
Bruce E. Thomas                    Corporate Secretary
                                   (Principal Financial and
                                   Accounting Officer)

/s/ Alexander F. Dillard, Jr.      Chairman of the Board
----------------------------
Alexander F. Dillard, Jr.

/s/ R. Harding Ball                Director
----------------------------
R.  Harding Ball

/s/ R. Tyler Bland, III            Director
-----------------------------
R. Tyler Bland, III

/s/ L. McCauley Chenault           Director
----------------------------
L. McCauley Chenault

/s/ Michael B. Chenault            Director
----------------------------
Michael B. Chenault

/s/ Frances H. Ellis               Director
----------------------------
Frances H. Ellis

/s/ George B. Elliott              Director
----------------------------
George B. Elliott

/s/ Robert F. Hutchinson           Director
----------------------------
Robert F. Hutchinson

/s/ Philip T. Minor                Director
----------------------------
Philip T. Minor

                                   Director
----------------------------
William Guy Townsend