Form 10QSB
period 2002-03-31
BOE FINANCIAL SERVICES OF VIRGINIA INC
filed 2002-05-15
CIK 1109848

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

 [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE EXCHANGE ACT OF 1934

         For the transition period from          to

                               Commission File No.

                    BOE FINANCIAL SERVICES OF VIRGINIA, INC.
                    ----------------------------------------
       (Exact name of small business issuer as specified in its charter)


           Virginia                                   54-1980794
           --------                                   ----------
 (State or other jurisdiction of                     (IRS Employer
  incorporation or organization)                  Identification No.)


     323 Prince St., Tappahannock, VA                    22560
  --------------------------------------               ---------
 (Address of principal executive offices)              (Zip Code)


                                 (804) 443-4343
                              ----------------------
                (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of May 13, 2002.

                  Class                         Outstanding at May 13, 2002

         Common Stock, $5.00 par value                   1,174,078

Transitional Small Business Disclosure Format
(Check one):

Yes      No x

BOE Financial Services of Virginia, Inc.

                      FORM 10-QSB

                         INDEX


            PART I - FINANCIAL INFORMATION

                                                                     Page
                                                                     ----

Item 1.   Financial Statements.................................       1-5

  Consolidated Balance Sheets March 31, 2002 and
  December 31, 2001............................................       1-2

  Consolidated Statements of Earnings Three months ended
  March 31, 2002 and 2001......................................         3

  Consolidated Statement of Cash Flows Three months ended
  March 31, 2002 and 2001......................................         4

  Consolidated Statement of Changes in Stockholders' Equity
  Three months ended March 31, 2002 and 2001...................         5

  Notes to Consolidated Financial Statements...................         6

Item 2.  Management's Discussion and Analysis or Plan
         of Operation..........................................      7-11

               PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security
         Holders ..............................................        11

  Signatures...................................................        12

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements


BOE FINANCIAL SERVICES OF VA., INC.
Consolidated Balance Sheets
(in Thousands)

                                                       March 31,      December 31,
                                                         2002            2001
                                                       ---------      ------------
                                                      (Unaudited)
            ASSETS
Cash and due from banks...........................      $5,842          $6,093
Federal funds sold................................       2,780           7,617

Securities available for sale
-----------------------------
  U.S. Government agencies (book value of
  $8,604-2002 and $7,084-2001)....................       8,620           7,159
  Obligations of state and political
  subdivisions (book value of
  $27,975-2002 and $24,687-2001)..................      28,351          25,029
  Other Securities (book value of
  $5,571-2002 and $5,719-2001)....................       5,862           6,080

Loans held for resale.............................          61             906

Loans.............................................     157,974         153,961
Less: Reserve for loan loss.......................      (2,072)         (2,084)
                                                     ---------        --------
   Net loans......................................     155,902         151,877

Bank premises and equipment, net..................       6,701           6,764
Accrued interest receivable.......................       1,469           1,447
Intangible assets, net............................       1,122           1,153
Other assets......................................       3,076           3,047
                                                     ---------       ---------
   Total assets...................................    $219,786        $217,172
                                                     =========       =========


See accompanying notes to consolidated financial statements.

Page: 1

BOE FINANCIAL SERVICES OF VA., INC.
Consolidated Balance Sheets

                                                       March 31,    December 31,
                                                         2002          2001
                                                       ---------    ------------
                                                      (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
  Noninterest bearing deposits....................     $ 17,775     $ 18,011
  Interest bearing deposits.......................      172,835      170,486
                                                       --------     --------
     Total deposits...............................      190,610      188,497

Federal Home Loan Bank advances...................        8,000        8,000
Accrued interest payable..........................          563          610
Other liabilities.................................        1,118        1,018
                                                       --------     --------
     Total other liabilities......................        9,681        9,628

     Total liabilities............................      200,291      198,125

Commitments
Stockholders' equity
Common stock, $5.00 par value.....................        5,870        5,870

                       3/31/02    12/31/01
                       -------    --------
Shares authorized... 10,000,000 10,000,000
Shares outstanding..  1,174,078  1,174,078
Paid in capital...................................        4,875        4,875
Accumulated other comprehensive income............          451          514
Retained earnings.................................        8,299        7,788
                                                       --------     --------
     Total stockholders' equity...................       19,495       19,047
                                                       --------     --------
     Total liabilities and stockholders' equity...     $219,786     $217,172
                                                       ========     ========


See accompanying notes to consolidated financial statements.

Page: 2

BOE FINANCIAL SERVICES OF VA., INC.
Consolidated Statements of Earnings

                                                    Three Months Ended
                                                          March 31,
                                                 -------------------------
                                                 2002                 2001
                                                 ----                 ----
     Interest Income                                   (Unaudited)
Interest and fees on loans................      $2,898             $3,246
Interest on federal funds sold............          24                 30
Interest on U.S. Treasury securities and
  U.S. Agency Obligations.................         114                164
Interest on obligations of state and
  political subdivisions..................         318                236
Interest on other securities..............         101                100
Other interest income.....................           0                  3

     Total interest income                      $3,455             $3,779

     Interest Expense
Interest on savings and interest bearing
  deposits................................         233                279
Interest on certificates of deposit.......       1,276              1,568
Interest on federal funds purchased.......           0                  7
Interest Federal Home Loan Bank advances..          54                159

     Total interest expense                      1,563              2,013

Net interest income.......................       1,892              1,766
Provision for loan losses.................         100                 60

Net interest income after provision for
  loan losses.............................       1,792              1,706

     Noninterest Income
Service charges on deposit accounts.......         181                163
Securities gains -net.....................           0                  3
Gains on sale of loans....................          14                 17
Other fee income..........................          35                 29
All other noninterest income..............          51                 32

     Total noninterest income                      281                244

     Noninterest Expense
Salaries and employee benefits............         726                684
Premises and fixed assets................          230                224
Other expenses............................         466                483

     Total noninterest expense............       1,422              1,391

Income before income taxes................         651                559
Income taxes..............................         140                132

     Net income...........................      $  511             $  427

Earnings per share, basic and diluted.....      $ 0.43              $0.37


See accompanying notes to consolidated financial statements.


Page: 3

BOE FINANCIAL SERVICES OF VA., Inc.
Consolidated Statements of Cash Flows

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                          2002            2001
                                                          ----            ----
                                                              (Unaudited)

Cash Flows from Operating Activities
Net income....................................             $511         $ 427
Adjustments to reconcile net income to net
cash provided by operating activities:
 Depreciation and amortization................              131           127
 Origination of loans held for sale...........             (905)         (590)
 Proceeds from sale of loans held for sale....            1,764           701
 Provision for loan losses....................              100            60
 Net amortization (accretion) on securities...               28           (11)
 Net (gain)on sale of securities..............                -            (3)
 (Gain) on sale of loans......................              (14)          (17)
 Increase (decrease) in accrued interest
   receivable and other assets................              (51)           84
 Increase (decrease) in accrued expenses and
   other liabilities..........................               85          (307)
                                                        -------       -------
  Net cash provided by operating
  activities..................................           $1,649          $471
                                                        -------       -------
Cash Flows from Investing Activities
Proceeds from sale of securities
    available-for-sale........................                -          $104
Proceeds from maturities and calls of
    securities held-to-maturity...............                -           217
Proceeds from maturities and calls of
    securities available-for-sale...                      1,442         3,658
Purchase of securities available for sale.....           (6,130)       (1,033)
Net increase in loans to customers............           (4,125)       (3,451)
(Increase) decrease in federal funds sold ....            4,837        (3,111)
Capital expenditures..........................              (37)          (38)
                                                        -------       -------

  Net cash (used in)investing activities......          $(4,013)      $(3,654)
                                                        -------       -------
Cash Flows from Financing Activities; net
  increase in deposits........................           $2,113        $2,348

Net (decrease) in cash and
  cash equivalents............................           $ (251)        $(835)
Cash and Cash Equivalents
  Beginning of year...........................            6,093         4,354
                                                        -------       -------
  End of year.................................           $5,842        $3,519
                                                        -------       -------
Supplemental disclosure of cash flow
 information
Cash paid during the year
Interest......................................           $1,610        $2,083
                                                        -------       -------
Income Taxes..................................           $   10        $    -
                                                        -------       -------

Page: 4

                       BOE FINANCIAL SERVICES OF VA., INC.
                  Statement of Changes in Stockholders' Equity
            For the Three Month Periods Ended March 31, 2002 and 2001
                                 (in thousands)
                                   (Unaudited)

                                                                            Accumulated
                                                   Compre-                     Other
                                                   hensive     Retained    Comprehensive     Common      Paid-In
                                        Total      Income      Earnings        Income         Stock      Capital
                                        -----      ------      --------        ------         -----      -------
Balance, December 31,
  2000                                 $17,215         --       $6,367           $171         $5,850     $4,827
Comprehensive income
 Net income                                427        427          427
 Other comprehensive income,
  net of tax
   Unrealized gain on
    securities available-for-
     sale, net                             386        386
   Reclassification
     adjustment                             (2)        (2)                                         -          -
                                       -------     ------
Other comprehensive income,
         Net of tax                                   384                         384
                                                   ------                        ----
 Total comprehensive income                        $  811
                                                   ======
Balance, March 31, 2001                $18,026                  $6,794           $555         $5,850     $4,827
                                       =======                  ======           ====         ======     ======

Balance, December 31, 2001             $19,047          -        7,788           $514         $5,870     $4,875
Comprehensive income
 Net income                                511        511          511
 Other comprehensive income,
  net of tax
   Unrealized (loss) on
    securities available-for-
     sale, net                             (63)       (63)         (63)
                                       -------     ------       ------
 Total comprehensive income                        $ 448
                                                   =====
Balance, March 31, 2002                $19,495                  $8,299          $ 451         $5,870     $4,875
                                       =======                  ======          =====         ======     ======


Page: 5

BOE FINANCIAL SERVICES OF VA., INC.
Notes to Consolidated Financial Statements

1. The accounting and reporting policies of the registrant conform to generally accepted accounting principles in the United States and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included.

         These financial statements should be read in conjunction with the financial statements and the footnotes included in the registrant's 2001 Annual Report to Shareholders.

2. Earnings per share are based on the weighted average number of common shares and common stock equivalents outstanding during the year. The number of common shares and common stock equivalents used for March 31, 2002 and December 31, 2001 were 1,174,078.

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

Page:  6

Item 2.  - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction
------------

         Certain statements made herein are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect the reasonable judgment of BOE Financial Services or Virginia, Inc. (the "Company") with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

CRITICAL ACCOUNTING POLICIES

General
-------

         The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Allowance for Loan Losses
-------------------------

         The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates.

         The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

Intangibles.
------------

         In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which could potentially impact the accounting for goodwill and other intangible assets. Statement 141 eliminated the pooling method of accounting for business combinations and required that intangible assets that meet certain criteria be reported separately from goodwill. Statement 142 eliminated the amortization of goodwill and other intangibles that are determined to have an indefinite life. The Statement requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

         Subsequent to the effective date of SFAS 142 an apparent conflict with SFAS 72 was raised as an issue, which allows certain intangibles arising from Bank and Thrift acquisitions to be amortized over their estimated useful lives.

         Upon adoption of these Statements, the Company re-evaluated its intangible assets that arose from branch acquisitions prior to July 1, 2001. It was determined that the intangible assets arising from branch acquisitions will continue to be amortized over their estimated lives in accordance with SFAS 72. In the past, the Company has classified intangibles arising from branch purchases exclusively to core deposit intangibles. The Company will to continue to amortize these intangibles awaiting a decision by FASB as to the final accounting treatment of these assets. As it is unknown how this accounting issue will ultimately be resolved, the Company cannot predict what impact, if any, there will be on future earnings.


Page: 7

The following discussion is intended to assist readers in understanding and evaluating the financial condition and results of operations of BOE Financial Services of Virginia, Inc. ("BOE" or "the Company" or "the Bank"). This section should be read in conjunction with BOE's consolidated financial statements and accompanying notes included elsewhere in this report.

Overview
--------

         On March 31, 2002 BOE had total assets of $219.8 million, an increase of $2.6 million or 1.2% from $217.2 million at December 31, 2001. Total assets at March 31, 2001 were $197.0 million. The March 31, 2002 total assets figure represents an increase of 11.6% or $22.8 million over total assets on March 31, 2001.

         Total loans amounted to $158.0 million on March 31, 2002, an increase of $4.0 million, or 2.6% over the December 31, 2001 total loans of $154.0 million. This March 31, 2002 figure represents an increase of $13.2 million or 9.1% over total loans of $144.8 million on March 31, 2001.

         The Company's securities portfolio increased $4.5 million, or 11.9% from $38.3 million at December 31, 2001 to $42.8 million at March 31, 2002. Total securities were $32.6 million on March 31, 2001. Federal funds sold were $2.8 million on March 31, 2002; at December 31, 2001 BOE had sold $7.6 million of federal funds. The Bank had federal funds sold of $5.5 million as of March 31, 2001.

         The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under Financial Accounting Standards Board Pronouncement #115 (FASB 115). The market value of the March 31, 2002 securities available-for-sale portfolio was $42.8 million compared to $38.3 million at December 31, 2001 and $32.6 million at March 31, 2001. The impact of the change in market value of AFS securities, net of deferred income taxes, is reflected in the Statement of Changes in Stockholder's Equity under Accumulated Other Comprehensive Income. On March 31, 2002 $451,000 represented the Company's net unrealized gain on AFS securities compared to $514,000 at December 31, 2001 and a net unrealized gain of $555,000 at March 31, 2001. These totals are also reported on the Balance Sheet under Stockholder's Equity on the Accumulated Other Comprehensive Income line. Additionally, on January 1, 2001 the Company reclassified, at fair-value $3,175,885 of held-to-maturity securities into the available-for-sale category under this pronouncement.

         Total deposits at March 31, 2002 were $190.6 million. This $2.1 million increase is 1.1% greater than total deposits of $188.5 million at December 31, 2001 and $23.9 million, or 14.3% greater than total deposits of $166.7 million at March 31, 2001.

         Stockholder's equity at March 31, 2002 was $19.5 million and represented 8.9% of total assets. Stockholder's equity was $19.0 million, or 8.8% of total assets at December 31, 2001 and $18.0 million, or 9.2% of total assets at March 31, 2001.


Page: 8

Results of Operations
---------------------

Net Income

         Net income was $511,000 for the first quarter of 2002, or $0.43 per common share. This compares to net income of $427,000, or $0.37 per common share in the first quarter of 2001. The increase in earnings through one quarter of 2002 over 2001 was $84,000, or 19.6%. The number of average common shares outstanding for the first quarter of 2002 was 1,174,078 and for the first quarter of 2001 was 1,169,969.

         The increase in earnings was attributable to a 19.7%, or $7.5 million volume increase in investments, comprised of securities and federal funds sold from $38.1 million at March 31, 2001 to $45.6 million at March 31, 2002. Additionally, net loan volume increased 9.1%, or $13.0 million, from $142.9 million at March 31, 2001 to $155.9 million at March 31, 2002. Total interest expense, a component of net interest income decreased $450,000, or 22.4%, from $2.0 million in the first quarter of 2001 to $1.5 million in the first quarter of 2002. These factors resulted in a 7.1%, or $126,000 increase in net interest income from $1.766 million in the first quarter of 2001 to $1.892 million in the first quarter of 2002. Noninterest income increased $37,000 from $244,000 in the first quarter of 2001 to $281,000 in the first quarter of 2002.

         These increases in net income were offset by a $31,000, or 2.2% increase in noninterest expenses from $1.4 million in the first quarter of 2001 to $1.4 million in the first quarter of 2002. Income tax expense increased $8,000 in the first quarter of 2002, or 6.1%, to $140,000, up from $132,000 in the first quarter of 2001. Also increasing expense was an increase in provision for loan losses from $60,000 in the first quarter of 2001 to $100,000 in the first quarter of 2002.

Net Interest Income

         The Bank's results of operations are significantly affected by it's ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At March 31, 2002 the Company's interest-earning assets exceeded it's interest-bearing liabilities by approximately $22.8 million, compared with a $19.9 million excess one year ago. Net interest margins were 4.05% through March 31, 2002 compared to 3.85% through March 31, 2001.

         Annualized net interest income on a tax-equivalent basis through three months of 2002 increased by 3.85% to $8.2 million from $7.1 million for the same period a year ago. Through the first three months of 2002 the Company's yield on earning assets was 7.13%, down from 8.25% a year ago, while its cost of average interest bearing liabilities decreased from 5.51% to 3.63% during the same period. The Bank has obtained a nine month line of credit from the Federal Home Loan Bank of Atlanta for $8,000,000. The Company's loan-to-deposit ratio has decreased from 86.8% on March 31, 2001 to 82.9% on March 31, 2002.

Provision for Credit Losses

         The Bank's provision for credit losses increased to $100,000 for the first quarter of 2002 compared to $60,000 in the first quarter of 2001 due to growth in the loan portfolio, known and inherent risks in the portfolio, and economic conditions. Net charged-off loans were $112,000 in the first quarter of 2002 and $1,000 in the first quarter of 2001.

Page: 9

The allowance for loan losses as a percentage of total loans was 1.31%, 1.35%, and 1.30%, respectively as of March 31, 2002, December 31, 2001 and March 31, 2001.

Noninterest Income

     Noninterest income, including gains/(losses) on securities was $281,000 in first quarter of 2002 compared to $244,000 in the same period of 2001. This represents an increase of 15.2%, or $37,000. Service charges on deposit accounts were $181,000 in the first quarter of 2002, a 15.2% increase over $244,000 in the first quarter of 2001. A larger deposit base of 14.3% for the comparison period and increased management focus in this area represent this improvement. Other fee income increased 20.7%, from $29,000 in the first quarter of 2001 to $35,000 in the first quarter of 2002. In the first quarter of 2001 the Company realized gains on available-for-sale securities of $3,000 and in the first quarter of 2002 there were no sales from the securities portfolio.

Noninterest Expenses

     Noninterest expenses increased $31,000, or 2.2%, from $1.391 million in the first quarter of 2001 to $1.422 million in the first quarter of 2002. Salaries and employee benefits comprised the largest component of this increase, $42,000, from $684,000 in the first quarter of 2001 to $726,000 in the first quarter of 2002.

Income Taxes

         Income tax expense through March 31, 2002 was $140,000. This represents an $8,000, or 6.1% increase over $132,000 in income tax expense for the same period in 2001.

Asset Quality

         The Company's allowance for credit losses totaled $2.072 million on March 31, 2002 or 1.31% of total loans, as compared to 1.35% at December 31, 2001 and 1.30% on March 31, 2001. On March 31, 2002 the Company had non-performing assets of $676,000 compared to $956,000 on March 31, 2001. Loans past due and still accruing interest totaled $3.596 million on March 31, 2002 compared to $463,000 on March 31, 2001.

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

         At March 31, 2002 the Bank's ratio of total capital to risk-weighted assets was 11.36% and its ratio of Tier 1 Capital to risk-weighted assets was 10.17%. The Bank's leverage ratio (Tier I capital to average adjusted total assets)was 8.16%. These ratios exceed regulatory minimums.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

BOE Financial Services of Virginia, Inc. held its annual shareholders meeting on May 10, 2002.

(a) R. Tyler Bland, III, L. McCauley Chenault, Robert F. Hutchinson and William Guy Townsend, all of the directors nominated for election, were elected to the Board of Directors of the Company to serve until the Annual Meeting held in 2005 and until their successors are duly elected.

Votes were cast in the election of Directors as follows:

                                  FOR               AGAINST            ABSTAIN
R. Tyler Bland, III             950,783              1,360                 0
L. McCauley Chenault            950,483              1,360               300
Robert F. Hutchinson            949,983              1,360               800
William Guy Townsend            950,783              1,360                 0

The appointment of Yount, Hyde & Barbour, P.C. as independent auditors of the Bank for 2002 was ratified by the shareholders of the Bank.

FOR        949,780
AGAINST        400
ABSTAIN      1,963


Page: 11

                                   Signatures

     In accordance with to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          BOE Financial Services of Virginia, Inc.
                                  (Registrant)

         5/15/02        By: /s/ George M. Longest, Jr.
         --------           -----------------------------
         (Date)                    (Signature)
                            George M. Longest, Jr.
                            President and Chief Executive Officer



         5/15/02        By: /s/ Bruce E. Thomas
         --------           -----------------------------
         (Date)                    (Signature)
                            Bruce E. Thomas
                            Secretary, Vice President & Chief Financial Officer





Page: 12