Form 10QSB
period 2002-06-30
BOE FINANCIAL SERVICES OF VIRGINIA INC
filed 2002-08-14
CIK 1109848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from_______to_________ Commission File No. 000-31711

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

(Exact name of small business issuer as specified in its charter)

Virginia	54-1980794

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

323 Prince St., Tappahannock, VA	22560

(Address of principal executive offices)	(Zip Code)

(804) 443-4343

(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of July 31, 2002.

Class	Outstanding at July 31, 2002

Common Stock, $5.00 par value	1,175,889

Transitional Small Business Disclosure Format
(Check one):
Yes ☐ No ☒

BOE Financial Services of Virginia, Inc.

FORM 10-QSB

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements
BOE FINANCIAL SERVICES OF VA., INC.
Consolidated Balance Sheets
(in Thousands)

	June 30, 2002	December 31, 2001
ASSETS	(Unaudited)
Cash and due from banks	$6,212	$6,093
Federal funds sold	—	7,617
Securities available for sale
U.S. Government agencies (book value of $7,338-2002 and $7,084-2001)	7,482	7,159
Obligations of state and political subdivisions (book value of $27,258-2002 and $24,687-2001)	28,248	25,029
Other Securities (book value of $5,571-2002 and $5,719-2001)	5,980	6,080
Loans held for resale	—	906
Loans	162,071	153,961
Less: Allowance for loan loss	(2,161)	(2,084)

Net loans	159,910	151,877
Bank premises and equipment, net	6,628	6,764
Accrued interest receivable	1,434	1,447
Intangible assets, net	1,091	1,153
Other assets	3,026	3,047

Total assets	$220,011	$217,172

See accompanying notes to consolidated financial statements.

Page:     1

BOE FINANCIAL SERVICES OF VA., INC.
Consolidated Balance Sheets
(in Thousands)

			June 30, 2002	December 31, 2001

LIABILITIES AND STOCKHOLDERS’ EQUITY			(Unaudited)
Deposits
Noninterest bearing deposits			$19,022	$18,011
Savings, NOW and MMDA accounts			53,825	49,586
Certificates of deposit			117,036	120,900

	Total deposits		189,883	188,497

Federal Home Loan Bank advances			8,000	8,000
Federal funds purchased			150	—
Accrued interest payable			507	610
Other liabilities			1,149	1,018

	Total liabilities		199,689	198,125

Stockholders’ Equity
Common stock, $5.00 par value			5,880	5,870

	6/30/02	12/31/01

Shares auth.	10,000,000	10,000,000
Shares o/s	1,175,889	1,174,078
Paid in capital			4,904	4,875
Accumulated other comprehensive income			1,019	514
Retained earnings			8,519	7,788

	Total stockholders’ equity		20,322	19,047

	Total liabilities and stockholders’ equity		$220,011	$217,172

See accompanying notes to consolidated financial statements.

Page:    2

BOE FINANCIAL SERVICES OF VA., INC.
Consolidated Statements of Earnings
(in Thousands)

	Three Months Ended June 30,

	2002	2001
	(Unaudited)
Interest Income
Interest and fees on loans	$2,926	$3,189
Interest on federal funds sold	3	23
Interest on U.S. Treasury securities and U.S. Agency Obligations.	108	121
Interest on obligations of state and political subdivisions	342	254
Interest on other securities	99	91
Other interest income	0	1

Total interest income	$3,478	$3,679

Interest Expense
Interest on savings and interest bearing deposits	215	262
Interest on certificates of deposit	1,177	1,535
Interest on federal funds purchased	3	8
Interest Federal Home Loan Bank advances	55	146

Total interest expense	1,450	1,951

Net interest income	2,028	1,728
Provision for loan losses	170	90

Net interest income after provision for loan losses	1,858	1,638

Noninterest Income
Service charges on deposit accounts	182	186
Securities losses -net	(1)	(3)
Gains/(losses) on sale of loans	(18)	2
Other fee income	62	34
All other noninterest income	95	77

Total noninterest income	320	296

Noninterest Expense
Salaries and employee benefits	808	660
Premises and fixed assets	214	208
Intangible premium amortization	32	31
Other expenses	460	435

Total noninterest expense	1,514	1,333

Income before income taxes	664	601
Income taxes	140	139

Net income	$524	$462

Earnings per share, basic and diluted	$0.44	$0.39

See accompanying notes to consolidated financial statements.

Page:      3

BOE FINANCIAL SERVICES OF VA., INC.
Consolidated Statements of Earnings
(in Thousands)

	Six Months Ended June 30,
	2002	2001

Interest Income	(Unaudited)
Interest and fees on loans	$5,824	$6,435
Interest on federal funds sold	27	53
Interest on U.S. Treasury securities and U.S. Agency Obligations	222	285
Interest on securities issued by state and political subdivisions in the U.S	660	490
Interest on other securities	200	191
Other interest income	0	4

Total interest income	$6,933	$7,458
Interest Expense
Interest on savings and interest bearing deposits	448	541
Interest on certificates of deposit	2,453	3,103
Interest on federal funds purchased	3	15
Interest Federal Home Loan Bank advances	109	305

Total interest expense	3,013	3,964

Net interest income	3,920	3,494
Provision for loan losses	270	150

Net interest income after provision for loan losses	3,650	3,344

Noninterest Income
Service charges on deposit accounts	363	349
Securities (losses) -net	(1)	0
Gains/(losses) on sale of loans	(4)	5
Other fee income	97	128
All other noninterest income	146	58

Total noninterest income	601	540

Noninterest Expense
Salaries and employee benefits	1,534	1,344
Premises and fixed assets	444	432
Intangible premium amortization	63	63
Other expenses	895	885

Total noninterest expense	2,936	2,724

Income before income taxes	1,315	1,160
Income taxes	280	271

Net income	$1,035	$889

Earnings per share, basic and diluted	$0.88	$0.76

See accompanying notes to consolidated financial statements.

Page:     4

BOE FINANCIAL SERVICES OF VA., INC.
Consolidated Statements of Cash Flows
(in Thousands)

	Six Months Ended
	June 30,
	2002	2001

	(Unaudited)

Cash Flows from Operating Activities
Net income	$1,035	$889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	197	194
Provision for loan losses	270	150
Net amortization premium on securities	(59)	(1)
Net (gain) loss on sale of securities	1	(3)
Decrease (increase) in accrued interest receivable and other assets	(164)	(181)
Increase in accrued expenses and other liabilities	28	524

Net cash provided by operating activities	$1,308	$1,572

Cash Flows from Investing Activities
Proceeds from sale of securities available-for-sale	$1,153	$104
Proceeds from maturities and calls of securities held-to-maturity	—	217
Proceeds from maturities and calls of securities available-for-sale	3,045	5,698
Purchase of securities available for sale	(6,817)	(5,155)
Net (increase) in loans to customers	(7,397)	(6,872)
Decrease in federal funds sold	7,617	2,413
Capital expenditures	(61)	(157)

Net cash (used in) investing activities	$(2,460)	(3,752)

Cash Flows from Financing Activities
Net increase in deposits	$1,386	$1,384
Increase (decrease) in federal funds purchased	150	1,721
Dividends paid	(304)	(280)
Net proceeds from issuance of common stock	39	—

Net cash provided by financing activities	$1,271	$2,825

Net increase in cash and cash equivalents	$119	$645
Cash and Cash Equivalents
Beginning	6,093	4,354

Ending	$6,212	$4,999

Supplemental disclosure of cash flow information
Cash paid during the year
Interest	$3,116	$4,244

Income Taxes	$325	$—

See accompanying notes to consolidated financial statements.

Page:       5

BOE Financial Services of Virginia, Inc.
Statement of Changes in Stockholders’ Equity
For the Six Month Periods Ended June 30, 2002 and 2001
(in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total

Balance, December 31, 2000	$5,850	$4,827	$6,367	$171		$17,215
Comprehensive Income:
Net income			889		$889	889
Other comprehensive income, net of tax
Unrealized gain on securities available for sale, net of deferred taxes of $205					398

Other comprehensive income, net of tax:				398	398	398

Total comprehensive income					1,287

Cash dividends, $0.24 per share			(280)			(280)

Balance, June 30, 2001	$5,850	$4,827	$6,976	$569		$18,222

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total

Balance, December 31, 2001	$5,870	$4,875	$7,788	$514		$19,047
Comprehensive Income:
Net income			1,035		$1,035	1,035
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of deferred taxes of $ 260					505

Other comprehensive income, net of tax:				505	505	505

Total comprehensive income					1,540

Cash dividends, $0.26 per share			(304)			(304)
Issuance of common stock under dividend reinvestment plan	9	28				37
Issuance of common stock under
Employee Stock Option Plan	1	1				2

Balance, June 30, 2002	$5,880	$4,904	$8,519	$1,019		$20,322

See accompanying notes to consolidated financial statements.

Page:   6

BOE FINANCIAL SERVICES OF VA., INC.
Notes to Consolidated Financial Statements

1.    The accounting and reporting policies of the registrant conform to generally accepted accounting principles in the United States of America and to the general practices within the banking industry.  The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included.

       These financial statements should be read in conjunction with the financial statements and the footnotes included in the registrant’s 2001 Annual Report to Shareholders.

2.    Earnings per share are based on the weighted average number of common shares and common stock equivalents outstanding during the applicable periods.  The number of common shares and common stock equivalents used for the six month periods ended June 30, 2002 and June 30, 2001 were 1,180,925 and 1,172,017, respectively.

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

Page:   7

Item 2.  –   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

        Certain statements made herein are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect the reasonable judgment of BOE Financial Services or Virginia, Inc. (the “Company”) with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

CRITICAL ACCOUNTING POLICIES

General
        The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred.  A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability.  We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio.  Actual losses could differ significantly from the historical factors that we use.  In addition, GAAP itself may change from one previously acceptable method to another method.  Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

        The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).  Management’s periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.

Intangibles.
        In July, 2001, the Financial Accounting Standards Board issued two statements – Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which could potentially impact the accounting for goodwill and other intangible assets.  Statement 141 eliminated the pooling method of accounting for business combinations and required that intangible assets that meet certain

Page:   8

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

        Upon adoption of these Statements, the Company re-evaluated its intangible assets that arose from branch acquisitions prior to July 1, 2001.  It was determined that the intangible assets arising from branch acquisitions will continue to be amortized over their estimated lives in accordance with SFAS 72.  In the past, the Company has classified intangibles arising from branch purchases exclusively to core deposit intangibles.  The Company will continue to amortize these intangibles awaiting a decision by FASB as to the final accounting treatment of these assets.  As it is unknown how this accounting issue will ultimately be resolved, the Company cannot predict what impact, if any, there will be on future earnings.

The following discussion is intended to assist readers in understanding and evaluating the financial condition and results of operations of BOE Financial Services of Virginia, Inc. (“BOE” or “the Company” or “the Bank”).  This section should be read in conjunction with BOE’s consolidated financial statements and accompanying notes included elsewhere in this report.

Overview
      On June 30, 2002 BOE had total assets of $220.0 million, an increase of $2.8 million or 1.3% from $217.2 million at December 31, 2001.  Total assets at June 30, 2001 were $198.8 million.  The June 30, 2002 total assets figure represents an increase of 10.7% or $21.2 million over one year ago.

        Total loans amounted to $162.1 million on June 30, 2002, an increase of $8.1 million, or 5.3% over the December 31, 2001 total loans of $154.0 million. This June  30, 2002 figure represents an increase of $14.1 million or 9.5% over total loans of $148.0 million on June 30, 2001.

        The Company’s securities portfolio increased $3.4 million, or 9.0% from $38.3 million at December 31, 2001 to $41.7 million at June 30, 2002. Total securities were $34.7 million on June 30, 2001.  Federal funds purchased were $0.2 million on June 30, 2002, at December 31, 2001 BOE had federal funds sold of $7.6 million.  The Bank had federal funds purchased of $1.7 million as of June 30, 2001.

        The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under SFAS 115. The market value of the June 30, 2002 securities available-for-sale portfolio was $41.7 million compared to $38.3 million at December 31, 2001 and $34.7 million at June 30, 2001. The impact of the change in market value of AFS securities, net of deferred income taxes, is reflected in the Statement of Changes in Stockholder’s Equity under Accumulated Other Comprehensive Income.  On June 30, 2002 $1.0 million represented the Company’s net unrealized gain on AFS securities compared to $514,000 at December 31, 2001 and a net unrealized gain of $569,000 at June 30, 2001.  These totals are also reported on the Balance Sheet under Stockholder’s Equity on the Accumulated Other Comprehensive

Page:   9

Income line. Additionally, on January 1, 2001 the Company reclassified, at fair-value, $3,175,885 of held-to-maturity securities into the available-for-sale category as permitted under SFAS 133.

        Total deposits at June 30, 2002 were $189.9 million.  This $1.4 million increase is 0.7% greater than total deposits of $188.5 million at December 31, 2001 and $24.2 million, or 14.6% greater than total deposits of $165.7 million at June 30, 2001.

        Stockholder’s equity at June 30, 2002 was $20.3 million and represented 9.2% of total assets.  Stockholder’s equity was $19.0 million, or 8.8% of total assets at December 31, 2001 and $18.2 million, or 9.2% of total assets at June 30, 2001.

Results of Operations
Net Income
        Net income was $524,000 for the second quarter of 2002, or $0.45 per common share.  This compares to net income of $462,000, or $0.39 per common share in the second quarter of 2001.  The increase in quarterly earnings for 2002 over 2001 was $62,000, or 13.4%.

        The increase in quarterly earnings was primarily attributable to a $501,000, or 25.7% reduction in funding costs due to the generally lower level of interest rates in the second quarter of 2002 compared to the same period in 2001.  This resulted in an improvement in net interest income of 17.4%, or $300,000, from $1.7 million in  the second quarter of 2001 to $2.0 million for the second quarter of 2002.  Total noninterest income increased $24,000, or 8.1%, from $296,000 in the second quarter of 2001 to $320,000 in the second quarter of 2002.

        These increases in net income were offset by an increase in the cost of the Company’s provision for loan losses.  The Company expensed $80,000 more in the second quarter of 2002, $170,000, as compared to $90,000 in the second quarter of 2001 primarily due to increased volume in the loan portfolio.  Total noninterest expenses increased $181,000, or 13.6%, from $1.3 million in the second quarter of 2001 to $1.5 million in the second quarter of 2002.  Income taxes were $139,000 in the second quarter of 2001 compared to $140,000 in the second quarter of 2002. Income taxes were relatively unchanged even though the Company enjoyed higher earnings before taxes as a result of a higher volume of bank qualified municipal investments that receive favorable federal income tax treatment.

        For the six month comparison period ended June 30, 2002 the Company had net income of $1.0 million compared to $889,000 for the same six month period ended June 30, 2001.  This represents an increase of $146,000, or 16.4%.  Earnings per share were $0.88 for the six month period ending June 30, 2002 compared to $0.76 for the same period in 2001.

        The increase in earnings for the first six months of 2002 was attributable to an increase of 12.2%, or $426,000 in net interest income.  Net interest income was $3.9 million for the 2002 comparison period and $3.5 million for 2001.  Additionally, noninterest income was $601,000 for the 2002 comparison period and $540,000 for 2001.  This was an increase of $61,000, or 11.3%.

Page:   10

        Offsetting these increases to net income were an increase of 80%, or $120,000 in the Company’s provision for loan losses.  The Company expensed $150,000 to provision for loan losses in the first six months of 2001 compared to $270,000 for the same period in 2002 primarily due to loan volume.  Additionally, noninterest expenses were $2.9 million for the six month period ended June 30, 2002 compared to $2.7 million for the same period in 2001.  This was a 7.8% increase, or $212,000.  Salary and employee benefits represents the largest component of this increase, $190,000 greater for the 2002 six month comparison period.  Income taxes were $280,000 for the first six months of 2002 compared to $271,000 during the 2001 comparison period. This represents an increase of 3.3%, or $9,000.

Net Interest Income
        The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities.  At June 30, 2002 the Company’s interest-earning assets exceeded its interest-bearing liabilities by approximately $22.3 million, compared with a $19.3 million excess one year ago. Net interest margins were 3.81% through June 30, 2002 compared to 3.77% through June 30, 2001 as determined through the Bank’s internal margin calculation.

        Annualized net interest income on a tax-equivalent basis through six months of 2002 increased by 3.85% to $7.7 million from $6.8 million for the same period a year ago.  Through the first six months of 2002 the Company’s yield on earning assets was 6.78%, down from 8.14% a year ago, while its cost of average interest bearing liabilities decreased from 4.94% to 3.34% during the same period.  The Bank has outstanding a two-year line of credit from the Federal Home Loan Bank of Atlanta for $8,000,000.  $4,000,000 of this amount matures during the fourth quarter of 2002 and the remainder in the fourth quarter of 2003.  The average cost of this borrowing is 2.75%.  The Company’s average loan-to-deposit ratio has decreased from 87.5% for the six month period ended June 30, 2001 to 82.5% for the same period ended June 30, 2002.

Provision for Credit Losses
        The Company’s provision for credit losses increased to $170,000 for the second quarter of 2002 compared to $90,000 in the second quarter of 2001 due to growth in the loan portfolio, known and inherent risks in the portfolio, and economic conditions.  For the six month period ended June 30, 2002 the Company had expensed $270,000 to its provision compared to $150,000 for the same period in 2001. Net charged-off loans were $193,000 in the first six months of 2002 and $31,000 in the first six months of 2001.  The allowance for loan losses as a percentage of total loans was 1.33%, 1.35%, and 1.31%, respectively as of June 30, 2002, December 31, 2001 and June 30, 2001.

Noninterest Income
        Noninterest income, including gains/(losses) on securities was $320,000 for the  second quarter of 2002 compared to $296,000 in the same period of 2001.  This represents an increase of 8.1%, or $24,000.  All other noninterest income was $95,000 for the second quarter of 2002 compared to $77,000 for the same period in 2001.  This represents an increase of $18,000, or 23.4%, primarily from increased income from the Company’s partnership with UVest Investment Services that provides non-traditional bank investment products to its customers.  Other fee income increased 82.4%, from $34,000 in the second quarter of 2001 to $62,000 in the second quarter of 2002.  This was due to an increased volume of refinancing and lending activity for the 2002 period compared to 2001.

Page:     11

        On a year-to-date basis, noninterest income increased 11.3%, or $61,000, from $540,000 for the first six months of 2001 to $601,000 for the same period in 2002.

Noninterest Expenses
        Noninterest expenses increased $181,000, or 13.6%, from $1.3 million in the second quarter of 2001 to $1.5 million in the second quarter of 2002. Salaries and employee benefits comprised the largest component of this increase, $148,000, or 22.4%, from $660,000 in the second quarter of 2001 to $808,000 in the second quarter of 2002.

        For the six month period ended June 30, 2002 noninterest expenses increased $212,000, or 7.8%, to $2.9 million in the 2002 comparison period from $2.7 million in 2001.  Salaries and employee benefits were the major component of this increase, $190,000, or 14.1%, from $1.3 million in the 2001 comparison period to $1.5 million in the first six months of 2002.

Income Taxes
        Income tax expense for the second quarter of 2002 was $140,000.  This represents an increase of $1,000, or 0.7% over $139,000 in income tax expense for the same period in 2001.

        Through the first six months of 2002 income tax expense increased 3.3%, or $9,000, from $271,000 to $280,000.

Asset Quality
        The Company’s allowance for credit losses totaled $2.2 million on June 30, 2002 or 1.33% of total loans, as compared to 1.35% at December 31, 2001 and 1.31% on June 30, 2001.  On June 30, 2002 the Company had non-accruing loans of $841,000 compared to $907,000 on June 30, 2001.  Loans past due 90 days or more and still accruing interest totaled $1.8 million on June 30, 2002 compared to $552,000 on June 30, 2001.

Capital Requirements
        The determination of capital adequacy depends upon a number of factors, such as asset quality, liquidity, earnings, growth trends and economic conditions.  The Bank seeks to maintain a strong capital base to support its growth and expansion plans, provide stability to current operations and promote public confidence in the Bank.

        The federal banking regulators have defined three tests for assessing the capital strength and adequacy of banks, based on two definitions of capital.“Tier 1 Capital” is defined as a combination of common and qualifying preferred stockholders’ equity less goodwill.  “Tier 2 Capital” is defined as qualifying subordinated debt and a portion of the allowance for loan losses.  “Total Capital” is defined as Tier 1 Capital plus Tier 2 Capital.

Three risk-based capital ratios are computed using the above capital definitions, total assets and risk-weighted assets and are measured against regulatory minimums to ascertain adequacy.  All assets and off-balance sheet risk items are grouped into categories according to degree of risk and assigned a risk-weighting and the resulting total is risk-weighted assets.  “Tier 1 Risk-based Capital” is Tier 1 Capital divided by risk-weighted assets.  “Total Risk-based Capital” is Total Capital divided by risk-weighted assets. The Leverage ratio is Tier 1 Capital divided by total average assets.

Page:     12

        At June 30, 2002 the Bank’s ratio of total capital to risk-weighted assets was 11.54% and its ratio of Tier 1 Capital to risk-weighted assets was 10.32%. The Bank’s leverage ratio (Tier I capital to average adjusted total assets) was 8.33%. These ratios exceed regulatory minimums.

PART II - OTHER INFORMATION

Item 1. – Legal Proceedings
  None

Item 2. – Changes in Securities
  None

Item 3. – Defaults Upon Senior Securities
  None

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

Votes were cast in the election of Directors as follows:

	FOR	AGAINST	ABSTAIN
R. Tyler Bland, III	950,783	1,360	0
L. McCauley Chenault	950,483	1,360	300
Robert F. Hutchinson	949,983	1,360	800
William Guy Townsend	950,783	1,360	0

The appointment of Yount, Hyde & Barbour, P.C. as independent auditors of the Bank for 2002 was ratified by the shareholders of the Bank.

FOR	949,780
AGAINST	400
ABSTAIN	1,963

Item 5. – Other Information

  None

Page:     13

Item 6.- Exhibits and Reports on Form 8-K

(a) Exhibit Listing

Exhibit Number	Description

2

Agreement and Plan of Reorganization (the “Reorganization Agreement”) dated as of March 20, 2000 between the Corporation and Bank. (Exhibit A of the Proxy Statement included in Form S-4  Registration Statement (No. 333-33260) filed March 24, 2000, incorporated by reference).

3(a)

Articles of Incorporation of the Corporation (Appendix 1 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement (No. 333-33260) filed March 24, 2000, incorporated by reference).

3(b)	Bylaws (Appendix 2 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement (No. 333-33260) filed March 24, 2000, incorporated by reference).

10(a)	The Corporation’s Stock Incentive Plan (Appendix 3 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement (No. 333-33260) filed March 24, 2000, incorporated by reference).

10(b)	First Amendment to the Corporation’s Stock Incentive Plan (Exhibit 99(b) to Form S-8 Registration Statement (No. 333-49538) filed November 8, 2000, incorporated by reference).

10(c)

The Corporation’s Stock Option Plan for Outside Directors (Appendix 4 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement (No. 333-33260) filed March 24, 2000, incorporated by reference).

10(d)	First Amendment to the Corporation’s Stock Option Plan for Outside Directors (Exhibit 99(d) to Form S-8 Registration Statement (No. 333-49538) filed November 8, 2000, incorporated by reference).

99.1	BOE Financial Services Dividend Reinvestment Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-3D filed November 8, 2000)

99.2	Certification of Chief Executive Officer and Chief Financial Officer.

(b) No reports on Form 8-K were filed.
Page:     14

Signatures

            In accordance with the requirements of the Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

BOE Financial Services of Virginia, Inc. (Registrant)

8/14/02		/s/ George M. Longest, Jr.
By:
(Date)		(Signature)
George M. Longest, Jr.
President and Chief Executive Officer

8/14/02		/s/ Bruce E. Thomas
By:
(Date)		(Signature)
Bruce E. Thomas
Secretary, Senior Vice President & Chief Financial Officer

Page:     15