Form 10-Q
period 2002-09-30
BOE FINANCIAL SERVICES OF VIRGINIA INC
filed 2002-11-14
CIK 1109848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Yes	☒	No	☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of November 13, 2002.

Class	Outstanding at November 13, 2002

Common Stock, $5.00 par value	1,175,889

Transitional Small Business Disclosure Format
(Check one):

Yes	☐	No	☒

BOE Financial Services of Virginia, Inc.

FORM 10-QSB

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements
BOE FINANCIAL SERVICES OF VA., INC.
Consolidated Balance Sheets
(in Thousands)

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Cash and due from banks	$6,114	$6,093
Federal funds sold	8,121	7,617
Securities available for sale
U.S. Government agencies (book value of $8,761-2002 and $7,084-2001)	8,958	7,159
Obligations of state and political subdivisions (book value of $26,420-2002 and $24,687-2001)	28,293	25,029
Other Securities (book value of $5,829-2002 and $5,719-2001)	6,327	6,080
Loans held for resale	920	906
Loans	162,073	153,961
Less: Allowance for loan loss	(2,175)	(2,084)

Net loans	159,898	151,877
Bank premises and equipment, net	6,590	6,764
Accrued interest receivable	1,378	1,447
Intangible assets, net	1,059	1,153
Other assets	3,601	3,047

Total assets	$231,259	$217,172

See accompanying notes to consolidated financial statements.

Page:   1

BOE FINANCIAL SERVICES OF VA., INC.
Consolidated Balance Sheets
(in Thousands, except share information)

			September 30, 2002	December 31, 2001

			(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing deposits			$18,966	$18,011
Savings, NOW and MMDA accounts			56,633	49,586
Certificates of deposit			124,535	120,900

	Total deposits		200,134	188,497
Federal Home Loan Bank advances			8,000	8,000
Accrued interest payable			510	610
Other liabilities			1,498	1,018

	Total liabilities		210,142	198,125

Stockholders’ Equity
Common stock, $5.00 par value			5,880	5,870
	9/30/02	12/31/01
Shares auth.	10,000,000	10,000,000
Shares o/s	1,175,889	1,174,078
Paid in capital			4,904	4,875
Accumulated other comprehensive income			1,695	514
Retained earnings			8,638	7,788

	Total stockholders’ equity		21,117	19,047

	Total liabilities and stockholders’ equity		$231,259	$217,172

See accompanying notes to consolidated financial statements.

Page:   2

BOE FINANCIAL SERVICES OF VA., INC.
Consolidated Statements of Earnings
(in Thousands, except share information)

	Three Months Ended September 30,

	2002	2001

		(Unaudited)
Interest Income
Interest and fees on loans	$2,843	$3,109
Interest on federal funds sold	18	23
Interest on U.S. Treasury securities and U.S. Agency Obligations	97	114
Interest on obligations of state and political subdivisions	302	269
Interest on other securities	100	98
Other interest income	2	2

Total interest income	$3,362	$3,615
Interest Expense
Interest on savings and interest bearing deposits	207	250
Interest on certificates of deposit	1,112	1,432
Interest on federal funds purchased	3	1
Interest Federal Home Loan Bank advances	56	148

Total interest expense	1,378	1,831

Net interest income	1,984	1,784
Provision for loan losses	848	50

Net interest income after provision for loan losses	1,136	1,734

Noninterest Income
Service charges on deposit accounts	183	118
Gains on sale of loans	5	6
Other fee income	25	10
All other noninterest income	135	115

Total noninterest income	348	249

Noninterest Expense
Salaries and employee benefits	775	654
Premises and fixed assets	206	206
Intangible premium amortization	31	31
Other expenses	420	395

Total noninterest expense	1,432	1,286

Income before income taxes	52	697
Income tax provision (benefit)	(67)	180

Net income	$119	$517

Earnings per share, basic and diluted	$0.10	$0.44

See accompanying notes to consolidated financial statements.

Page:   3

BOE FINANCIAL SERVICES OF VA., INC.
Consolidated Statements of Earnings
(in Thousands, except share information)

	Nine Months Ended September 30,

	2002	2001

		(Unaudited)
Interest Income
Interest and fees on loans	$8,667	$9,544
Interest on federal funds sold	45	76
Interest on U.S. Treasury securities and U.S. Agency Obligations	319	399
Interest on obligations of state and political subdivisions	962	759
Interest on other securities	300	289
Other interest income	2	5

Total interest income	$10,295	$11,072
Interest Expense
Interest on savings and interest bearing deposits	655	791
Interest on certificates of deposit	3,565	4,535
Interest on federal funds purchased	6	16
Interest Federal Home Loan Bank advances	165	453

Total interest expense	4,391	5,795

Net interest income	5,904	5,277
Provision for loan losses	1,118	200

Net interest income after provision for loan losses	4,786	5,077

Noninterest Income
Service charges on deposit accounts	546	467
Securities (losses) -net	(1)	0
Gains on sale of loans	1	11
Other fee income	122	68
All other fee & noninterest income	281	243

Total noninterest income	949	789

Noninterest Expense
Salaries and employee benefits	2,309	1,998
Premises and fixed assets	650	638
Other expenses	1,315	1,280
Intangible premium amortization	94	94

Total noninterest expense	4,368	4,010

Income before income taxes	1,367	1,856
Income taxes	213	451

Net income	$1,154	$1,405

Earnings per share, basic and diluted	$0.98	$1.20

See accompanying notes to consolidated financial statements.

Page:   4

BOE FINANCIAL SERVICES OF VA., INC.
Consolidated Statements of Cash Flows
(in Thousands)

	Nine Months Ended September 30,

	2002	2001

	(Unaudited)
Cash Flows from Operating Activities
Net income	$1,154	$1,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	387	388
Provision for credit losses	1,118	200
Net amortization of premium on securities	87	27
Net (gain)loss on sale of securities	1	(3)
(Increase) in accrued interest receivable and other assets	(485)	(446)
Increase (decrease) in accrued expenses and other liabilities	(228)	178

Net cash provided by operating activities	$2,034	$1,750

Cash Flows from Investing Activities
Proceeds from sale of securities available-for-sale	$1,158	$104
Proceeds from maturities and calls of securities held-to-maturity	—	217
Proceeds from maturities and calls of securities available-for-sale	2,711	6,428
Purchase of securities available for sale	(7,478)	(5,243)
Net (increase) in loans to customers	(9,153)	(7,596)
(Increase) in federal funds sold	(504)	(438)
Capital expenditures	(119)	(158)

Net cash (used in) investing activities	$(13,385)	$(6,686)

Cash Flows from Financing Activities
Net increase in deposits	$11,637	$7,231
Issuance of common stock	39	33
Dividends paid	(304)	(313)

Net cash provided by financing activities	$11,372	$6,951

Net increase in cash and cash equivalents	$21	$2,015
Cash and Cash Equivalents
Beginning of year	6,093	4,354

End of period	$6,114	$6,369

Supplemental disclosure of cash flow information
Cash paid during the year
Interest	$4,491	$6,070

Income Taxes	$325	$522

Page:   5

BOE Financial Services of Virginia, Inc.
Statements of Changes in Stockholders’ Equity
For the Nine Month Periods Ended September 30, 2002 and 2001
(in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total

Balance, December 31, 2000	$5,850	$4,827	$6,367	$171		$17,215
Comprehensive Income:
Net income			1,406		1,406	1,406
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of deferred taxes of $ 350					680

Other comprehensive income, net of tax:				680	680	680
Total comprehensive income
Cash dividends, $0.24 per share			(313)			(313)

Issuance of common stock under dividend reinvestment plan	10	23				33

Balance, September 30, 2001	$5,860	$4,850	$7, 460	$851		$19,021

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total

Balance, December 31, 2001	$5,870	$4,875	$7,788	$514		$19,047
Comprehensive Income:
Net income			1,154		1,154	1,154
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of deferred taxes of $ 608					1,181

Other comprehensive income, net of tax:				1,181	1,181	1,181

Total comprehensive income					2,335

Cash dividends, $0.26 per share			(304)			(304)
Issuance of common stock under dividend reinvestment plan	9	28				37
Issuance of common stock under Employee Stock Option Plan	1	1				2

Balance, September 30, 2002	$5,880	$4,904	$8,638	$1,695		$21,117

See accompanying notes to consolidated financial statements.

Page:   6

BOE FINANCIAL SERVICES OF VA., INC.

Notes to Consolidated Financial Statements

1.   The accounting and reporting policies of the registrant conform to accounting principles generally accepted in the United States of America and to the general practices within the banking industry.  The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included.  Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

      These financial statements should be read in conjunction with the financial statements and the footnotes included in the registrant’s 2001 Annual Report to Shareholders.

2.   Earnings per share are based on the weighted average number of common shares and common stock equivalents outstanding during the applicable periods.  The number of common shares and common stock equivalents used for the nine month period ended September 30, 2002 and September 30, 2001 were 1,181,087 and 1,170,685, respectively.

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

4.   Recent Accounting Pronouncements

          In April 2002, the Financial Accounting Standards Board issued Statement 145, Rescissions of FASB No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  This Statement rescinds FASB Statement No.4, Reporting Gains and Losses from Extinguishments of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.  This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers.  This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002.  The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002, with early applications encouraged.

Page:   7

          In June 2002, the Financial Accounting Standards Board issued Statements 146, Accounting for Costs Associated with Exit or Disposal Activities.  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The standard required companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

          The Financial Accounting Standards Board issued Statement No.147, Acquisitions of Certain Financial Institutions, an Amendment of FASB Statements No. 72 and 144 FASB Interpretation No. 9 in October 2002.  FASB Statement No. 72, Association or s Similar Institutions Is Acquired in a Business Combination Accounted for by the Purchase Method, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions.  Except for transactions between two or more mutual enterprises, this Statement removed acquisitions of financial institution from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.  Thus, the requirements in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions with the scope of the Statement.  In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship assets and credit cardholder intangible assets.  Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used.

          Paragraph 5 of this Statement, which related to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002.  The provisions in paragraph 6 related to accounting for the impairment of disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002.  Transition provisions for previously recognized unidentifiable intangible assets in paragraph 8-14 are effective on October 1, 2002, with earlier application permitted.

          This Statement clarifies that a branch acquisition that meets the definition of business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill.

          The transition provisions state that if the transation that gave rise to the unidentifiable intangible asset was a business combination, the carrying amount of that asset shall be reclassified to goodwill as of the later of the date of acquisition or the date Statement 142 was first applied (fiscal years beginning after December 15, 2001).  Any previously issued interim statements that reflect amortization of the unidentifiable intangible asset subsequent to the Statement 142 application date shall be restated to remove that amortization expense.  The carrying amount of any recognized intangible assets that meets the recognition criteria of

Page:  8

Statement 141 that have been included in the amount reported as an unidentifiable intangible asset and for which separate accounting records have been maintained shall be reclassified and accounted for as assets apart from the unidentifiable intangible asset and shall not be reclassified to goodwill.

 The Company is currently in the process of evaluating the impact, if any, arising from the adoption of Statement 147.

Page:  9

Item 2.    –   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

Any statements in this document that are not historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  Words such as “expect,” “believe,” “intend,” “estimate,” “project,” “may” and similar expressions are intended to identify forward-looking statements.  These forward-looking statements are predicated on management’s beliefs and assumptions based on information known to BOE Financial Services of Virginia, Inc.’s (the “Company’s”) management as of the date of this document and do not purport to speak as of any other date.  Forward-looking statements may include descriptions of plans and objectives of the Company’s management for future or past operations, products or services, and forecasts of the Company’s revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries, and estimates of credit quality trends.  Such statements reflect the view of the Company’s management as of this date with respect to future events and are not guarantees of future performance; involve assumptions and are subject to substantial risks and uncertainties, such as the changes in the Company’s plans, objectives, expectations and intentions.  Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Company’s actual results could differ materially from those discussed.  Factors that could cause or contribute to such differences are changes in interest rates, changes in the accounting treatment of any particular item, the results of regulatory examinations, changes in industries where the Company has a concentration of loans, changes in the level of fee income, changes in general economic conditions and related credit and market conditions, and the impact of regulatory responses to any of the foregoing.

Forward-looking statements speak only as of the date they are made.  The Company does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made.  For any forward-looking statements made in this document, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Page:  10

accounting: (i) SFAS No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and (ii) SFAS No. 114,  Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.  The use of these values is inherently subjective and our actual losses could be greater or less than the estimates.

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

Overview
          The following discussion is intended to assist readers in understanding and evaluating the financial condition and results of operations of BOE Financial Services of Virginia, Inc. (“BOE” or “the Company” or “the Bank”).  This section should be read in conjunction with BOE’s consolidated financial statements and accompanying notes included elsewhere in this report.

          On September 30, 2002 BOE had total assets of $231.3 million, an increase of $14.1 million or 6.5% from $217.2 million at December 31, 2001.  Total assets at September 30, 2001 were $203.5 million.  The September 30, 2002 total assets figure represents an increase of 13.6% or $27.8 million over one year ago.

          Total loans amounted to $162.1 million on September 30, 2002, an increase of $8.1 million, or 5.3% over the December 31, 2001 total loans of $154.0 million. This September 30, 2002 figure represents an increase of $14.4 million or 9.7% over total loans of $147.7 million on September 30, 2001.

          The Company’s securities portfolio increased $5.3 million, or 13.9% from $38.3 million at December 31, 2001 to $43.6 million at September 30, 2002. Total securities were $35.8 million on September 30, 2001.  Federal funds sold were $8.1 million on September 30, 2002, at December 31, 2001 BOE had federal funds sold of $7.6 million.  The Bank had federal funds sold of $2.9 million as of September 30, 2001.

          The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under (SFAS No. 115). The impact of the change in market value of AFS securities, net of deferred income taxes, is reflected in the Statement of Changes in Stockholder’s Equity under Accumulated Other Comprehensive Income.  On September 30, 2002 $1.695 million represented the Company’s net unrealized gain on AFS securities compared to $514,000 at December 31, 2001 and a net unrealized gain of $851,000 at September 30, 2001.  These totals are reported on the Balance Sheet under Stockholder’s Equity on the Accumulated Other Comprehensive Income line. Additionally, on January 1, 2001 the Company reclassified, at fair-value $3,175,885 of held-to-maturity securities into the available-for-sale category under this pronouncement as permitted under SFAS 133.

          Total deposits at September 30, 2002 were $200.1 million.  This $11.6 million increase is 6.2% greater than total deposits of $188.5 million at December 31, 2001 and $28.6 million, or 16.6% greater than total deposits of $171.6 million at September 30, 2001.

Page:  11

          Stockholder’s equity at September 30, 2002 was $21.1 million and represented 9.1% of total assets.  Stockholder’s equity was $19.0 million, or 8.8% of total assets at December 31, 2001 and $19.0 million, or 9.3% of total assets at September 30, 2001.

Results of Operations
Net Income
          Net income was $119,000 for the third quarter of 2002, or $0.10 per common share.  This compares to net income of $517,000, or $0.44 per common share in the third quarter of 2001.

          The decrease in quarterly income of 77.0% was a reflection of provision for loan losses in the quarter of $848,000, compared to $50,000 in provision during the same period in 2001.  The increase in provision was booked during the quarter in recognition of a slower economy, and deterioration in certain loans, $689,000 of which were charged-off during the quarter.  Collection efforts continue on these loans.  Also contributing to the decrease in net income for the third quarter of 2002 compared to the same period in 2001 was an 11.4%, or $146,000 increase in noninterest expenses.

          Positively affecting net income was net interest income of $2.0 million for the third quarter of 2002 an increase of 11.2%, or $200,000, over net interest income of $1.8 million for the third quarter of 2001. Also positively affecting net income were a $99,000, or 39.8% increase in noninterest income, from $249,000 in the third quarter of 2001 to $348,000 in the third quarter of 2002.  Also, income taxes for the third quarter of 2002 posted a credit of $67,000, due to the results of higher than anticipated provision which reduced net income, compared to $180,000 in income tax expense for the third quarter of 2001.

          For the nine month comparison period ended September 30, 2002 the Company had net income of $1.2 million compared to $1.4 million for the same nine month period ended September 30, 2001.  This represents a decrease of $251,000, or 17.9%.  This translates into earnings per share of $0.98 for the nine month period ending September 30, 2002 compared to $1.20 for the same period in 2001.  The weighted average number of common shares outstanding, with dilution, was 1,181,613 for the 2002 comparison period and 1,170,685 for 2001.

          The decrease in earnings for the first nine months of 2002 was attributable to an increase of 459.0%, or $918,000, in provision for loan losses.  Provision for loan losses was $1.1 million for the first nine months of 2002 compared to $200,000 for the same period in 2001.  Provision was increased by this amount as a result of higher charged-off loans and a slower economy.  Also decreasing net income for the nine month period was an increase of 8.9%, or $358,000 in noninterest expenses which were $4.4 million for the first nine months of 2002 compared to $4.0 million for the same period in 2001.

Net Interest Income
          The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest- earning assets and interest-bearing liabilities.  At September 30, 2002 the Company’s interest-earning assets exceeded it’s interest-bearing liabilities by approximately $28.8 million, compared with a $23.1 million excess one year ago. Net interest margins were 3.85% through September 30, 2002 compared to 3.76% through September 30, 2001 as determined through the Bank’s internal margin calculation.

Page:  12

          Annualized net interest income on a tax-equivalent basis through nine months of 2002 increased by 11.8% to $8.5 million from $7.6 million for the same period a year ago.  Through the first nine months of 2002 the Company’s yield on earning assets was 6.70%, down from 7.98% a year ago, while its cost of average interest bearing liabilities decreased from 4.78% to 3.21% during the same period.  The Bank has outstanding a two-year line of credit from the Federal Home Loan Bank of Atlanta for $8,000,000.  $4,000,000 of this amount matures November 2, 2002 and the remainder on November 2, 2003.  The average cost of this borrowing is 2.75%.  The Company’s average loan-to-deposit ratio has decreased from 86.1% for the nine month period ended September 30, 2001 to 82.7% for the same period ended September 30, 2002.

Provision for Loan Losses
          The Company’s provision for loan losses increased to $848,000 for the third quarter of 2002 compared to $50,000 in the third quarter of 2001 due to a substantially higher level of charged-off loans, growth in the loan portfolio, known and inherent risks in the portfolio, and economic conditions.  For the nine month period ended September 30, 2002 the Company had expensed $1.1 million to its provision compared to $200,000 for the same period in 2001. Net charged-off loans were $1.1 million in the first nine months of 2002 and $67,000 in the first nine months of 2001.  The allowance for loan losses as a percentage of total loans was 1.34%, 1.35%, and 1.32%, respectively as of September 30, 2002, December 31, 2001 and September 30, 2001.

Noninterest Income
          Noninterest income, including gains/(losses) on securities was $348,000 for the third quarter of 2002 compared to $249,000 in the same period of 2001.  This represents an increase of 39.8%, or $99,000.  Service charges on deposit accounts represents the largest component of this increase and was $183,000 for the third quarter of 2002 compared to $118,000 for the same period in 2001, an increase of $65,000, or 55.1%.  All other noninterest income was $135,000 for the third quarter of 2002 compared to $115,000 for the same period in 2001.  This represents an increase of $20,000, or 17.4%.  Other fee income increased 150.0%, from $10,000 in the third quarter of 2001 to $25,000 in the third quarter of 2002.  This was due to an increased volume of refinancing and lending activity for the 2002 period compared to 2001.

          On a year-to-date basis noninterest income increased 20.3%, or $160,000, from $789,000 for the first nine months of 2001 to $949,000 for the same period in 2002. Service charges on deposit accounts increased $79,000 during the third quarter of 2002 compared to 2001, increasing from $467,000 to $546,000, or 16.9%.  Other fee income increased 79.4%, or $54,000, from $68,000 through nine months of 2001 to $122,000 for the same period in 2002.  All other fee & noninterest income increased 15.6%, or $38,000, from $243,000 through nine months of 2001 to $281,000 through nine months in 2002.  Securities (losses) through nine months were $1,000 in 2002 and $0 for 2001.  Gains on sale of loans decreased $10,000 and were $1,000 for the first three quarters of 2002 compared to $11,000 for the first three quarters of 2001.

Noninterest Expenses
          Noninterest expenses were $1.4 million for the third quarter of 2002, compared to $1.3 million for the same period in 2001.  Salaries and employee benefits accounted for 82.9% of this increase and were $775,000 for the quarter, or $121,000 greater than salaries and employee benefits of $654,000 for the same period in 2001.  Other expenses increased $25,000, or 6.3% and were $420,000 for the third quarter of 2001 compared to $395,000 for the same period in 2001.

Page:  13

          Noninterest expenses increased $358,000, or 8.9%, to $4.4 million in the first nine months of 2002 from $4.0 million during the same period in 2001. Salaries and employee benefits comprised the largest component of this increase, $311,000, or 15.6%, from $2.0 million in the first three quarters of 2001 to $2.3 million during the same period in 2002.  Other expenses increased $35,000, or 2.7% through the first nine months of 2001 compared to the same time frame in 2002.  Premises and fixed assets expense was $638,000 through the first three quarters of 2001 compared to $650,000 for the first three quarters of 2002.  This is a $12,000, or 1.9% increase.

Income Taxes
          Income tax expense for the third quarter of 2002 was a $67,000 credit.  This compares to income tax expense of $180,000 for the third quarter of 2001.  This credit in quarterly income tax expense in 2002 was the result of higher than normal provision for loan losses during the quarter that is explained above in the section titled Provision for Loan Losses.

          Income tax expense decreased 52.8%, or $238,000, from $451,000 through three quarters of 2001 to $213,000 through the same comparison period in 2002.  This is a result of lower income before income taxes through the nine month comparison period between 2001 and 2002.

Asset Quality
          The Company’s allowance for credit losses totaled $2.2 million on September 30, 2002 or 1.34% of total loans, as compared to 1.35% at December 31, 2001 and 1.32% on September 30, 2001.  On September 30, 2002 the Company had non-accruing loans of $421,000 compared to $851,000 on September 30, 2001.  Loans past due 90 days or more and still accruing interest totaled $1.2 million on September 30, 2002 compared to $972,000 on September 30, 2001.

Capital Requirements
          The determination of capital adequacy depends upon a number of factors, such as asset quality, liquidity, earnings, growth trends and economic conditions.  The Bank seeks to maintain a strong capital base to support its growth and expansion plans, provide stability to current operations and promote public confidence in the Bank.

          The federal banking regulators have defined three tests for assessing the capital strength and adequacy of banks, based on two definitions of capital. “Tier 1 Capital” is defined as a combination of common and qualifying preferred stockholders’ equity less goodwill.  “Tier 2 Capital” is defined as qualifying subordinated debt and a portion of the allowance for loan losses.  “Total Capital” is defined as Tier 1 Capital plus Tier 2 Capital.

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

Page:  14

          At September 30, 2002 the Bank’s ratio of total capital to risk-weighted assets was 11.45% and its ratio of Tier 1 Capital to risk-weighted assets was 10.24%. The Bank’s leverage ratio (Tier I capital to average adjusted total assets)was 8.22%.  These ratios exceed regulatory minimums.

Item 3.  –   Controls and Procedures

          Within the 90 days prior to the date of this report, the Company has carried out an evaluation, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II - OTHER INFORMATION

Item 1.   – Legal Proceedings
  None

Item 2.  – Changes in Securities
  None

Item 3.  – Defaults Upon Senior Securities
  None

Item 4.     Submission of Matters to a Vote of Security Holders
  None

Item 5.  - Other Information
  None

Page:  15

Item 6.  – Exhibits and Reports on Form 8-K

(a)      Exhibit Listing

Exhibit Number	Description

99.1	BOE Financial Services Dividend Reinvestment Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-3D filed November 8, 2000)

99.2	Certification of Chief Executive Officer and Chief Financial Officer.

(b)     No reports on Form 8-K were filed.

Page:  16

Signatures

        In accordance with to the requirements of the Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOE FINANCIAL SERVICES OF VIRGINIA, INC. (Registrant)

11/14/02

(Date)
	By:	/s/ George M. Longest, Jr.

(Signature) George M. Longest, Jr. President and Chief Executive Officer

11/14/02
	By:	/s/ Bruce E. Thomas
(Date)
(Signature) Bruce E. Thomas Secretary, Senior Vice President & Chief Financial Officer

Page:  17