Form 10KSB
period 2002-12-31
BOE FINANCIAL SERVICES OF VIRGINIA INC
filed 2003-03-31
CIK 1109848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

Commission File Number 000-31711

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1980794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

323 Prince Street, Tappahannock, VA	22560
(Address of principal executive offices)	(Zip Code)

(804) 443-4343

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $5.00 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The issuer’s revenues for the fiscal year ended December 31, 2002 were $14,819,000.

The aggregate market value of common stock held by non-affiliates of the issuer as of December 20, 2002 was approximately $20,529,344.

The number of outstanding shares of the issuer’s Common Stock, par value $5.00, issued and outstanding as of March 27, 2003 was 1,178,158.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement for its 2003 Annual Meeting of Shareholders which will be filed no later than 120 days following the issuer’s fiscal year end.

Transitional Small Business Disclosure Format Yes  ☐  No  ☒

PART I

INTRODUCTION

FORWARD LOOKING STATEMENTS

Any statements in this document that are not historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “believe,” “intend,” “estimate,” “project,” “may” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are predicated on management’s beliefs and assumptions based on information known to BOE Financial Services of Virginia, Inc.’s (the “Corporation’s”) management as of the date of this document and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of the Corporation’s management for future or past operations, products or services, and forecasts of the Corporation’s revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries, and estimates of credit quality trends. Such statements reflect the view of the Corporation’s management as of this date with respect to future events and are not guarantees of future performance; involve assumptions and are subject to substantial risks and uncertainties, such as the changes in the Corporation’s plans, objectives, expectations and intentions. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Corporation’s actual results could differ materially from those discussed. Factors that could cause or contribute to such differences are changes in interest rates, changes in the accounting treatment of any particular item, the result of regulatory examinations, changes in industries where the Corporation has a concentration of loans, changes in the level of fee income, changes in general economic conditions and related credit and market conditions, and the impact or regulatory responses to any of the foregoing.

Forward-looking statements speak only as of the date they are made. The Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this document, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 1. BUSINESS.

General

On May 12, 2000, the stockholders of Bank of Essex (the “Bank”) voted in favor of a plan of share exchange pursuant to which the Bank became a wholly owned subsidiary of the Corporation, which became a newly formed one-bank holding company. (References herein to the “Corporation” shall include the “Bank” unless the context otherwise requires.)

Upon consummation of the share exchange and related reorganization effective July 1, 2000, each outstanding common share of the Bank was exchanged for one share of Corporation common stock, par value $5.00 per share. The exchange of shares was a tax free reorganization for federal income tax purposes. The share exchange was accounted for on the same basis as pooling-of-interests and financial statements for prior periods are identical to the financial statements of the Bank. Stockholders’ equity has been restated to reflect this transaction in all prior periods.

The Corporation is a bank holding company, which owns all of the stock of its sole subsidiary, the Bank. The headquarters of the Corporation is located in Tappahannock, Virginia.

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

Essex Services, Inc. is a wholly owned subsidiary of the Bank and was formed to sell title insurance to the Bank’s mortgage loan customers. Essex Services, Inc. also offers insurance products through an ownership interest in Bankers Insurance, LLC and investment products through an affiliation with UVest Investment Services and VBA Investments, LLC.

The Corporation’s strategic plan is directed toward the enhancement of its franchise value and operating profitability by increasing its asset size and expanding its customer base. Accordingly, the Bank expanded into Hanover County in 1992, purchased the Bank’s fifth branch office in West Point, Virginia from a regional bank in February 1996 and, in June 1999 opened its sixth office, in Henrico County near Virginia Center Commons. Since its opening in 1992, the Bank’s Hanover County branch has experienced the strongest deposit growth of the Bank’s branches. According to the U.S. Census Bureau, Hanover County’s population has grown 36.4% and Henrico County’s population has grown 20.4% from 1990 to 2000 compared to a 14.4% growth for the Commonwealth of Virginia over the same time period. In furtherance of its expansion strategy, the Bank, in June of 1999, opened its newest office near Virginia Center Commons, one of the largest shopping malls in the Richmond metropolitan area, on Route 1 in Henrico County.

Management believes that its most significant profitable growth opportunities will continue to be in the greater Richmond metropolitan area. Furthermore, management believes that the trend toward consolidation of the banking industry and the closings and acquisitions of financial institutions in the Corporation’s service area, and in particular the Richmond metropolitan area, have created and will continue to create opportunities for the Corporation to grow its branching network and customer base in these markets.

The Corporation’s expansion efforts have contributed to its growth and improved profitability. Total assets have increased from $70.6 million at the end of 1992 to $228.1 million at December 31, 2002. Net income has grown from $947,000 in 1996 to $1,782,000 in 2002. Earnings per share were $1.51 in 2002 versus $1.71 in 2001. The Corporation’s return on assets was 0.80% in 2002 and 1.00% in 2001. Return on equity was 8.87% in 2002 and 10.97% in 2001. Earnings were negatively affected by net charged-off loans of $1.2 million in 2002 compared to $125,000 in 2001.

The Corporation has experienced strong loan growth during the last five years. Loan growth has come principally from rate sensitive commercial loans and mortgage loans, which has served to mitigate the Corporation’s interest rate risk. At the same time this growth in commercial loans has increased the Bank’s credit risk.

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

Bank Holding Companies

As a result of the share exchange previously discussed, the Bank became a subsidiary of the Corporation, and the Corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and became subject to regulation by the Board of Governors of the Federal Reserve. The Federal Reserve System (the “Federal Reserve”) has jurisdiction under the BHCA to approve any bank or nonbank acquisition, merger or consolidation proposed by a bank holding company. The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity, which is so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

Federal law permits bank holding companies from any state to acquire banks and bank holding companies located in any other state. The law allows interstate bank mergers, subject to “opt-in or opt-out” action by individual states. Virginia adopted early “opt-in” legislation that allows interstate bank mergers. These laws also permit interstate branch acquisitions and de novo branching in Virginia by out-of-state banks if reciprocal treatment is accorded Virginia banks in the state of the acquirer.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event the depository institution becomes in danger of default or in default. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund (“SAIF”) or the Bank Insurance Fund (“BIF”) as a result of the default of a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC’s claim for reimbursement is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution.

The Federal Deposit Insurance Act (“FDIA”) also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or stockholders in the event a receiver is appointed to distribute the assets of the Bank.

The Corporation was required to register in Virginia with the State Corporation Commission (the “SCC”) under the financial institution holding company laws of Virginia. Accordingly, the Corporation is subject to regulation and supervision by the SCC.

The Corporation is also subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, including but not limited to, filing annual, quarterly, and other current reports with the Securities and Exchange Commission.

The Gramm-Leach-Bliley Act of 1999

The Gramm-Leach-Bliley Act of 1999 (the “Act”) was enacted on November 12, 1999. The Act draws new lines between the types of activities that are permitted for banking organizations as financial in nature and those that are not permitted because they are commercial in nature. The Act imposes Community Reinvestment Act requirements on financial service organizations that seek to qualify for the expanded powers to engage in broader financial activities and affiliations with financial companies that the Act permits.

The Act creates a new form of financial organization called a financial holding company that may own and control banks, insurance companies and securities firms. A financial holding company is authorized to engage in any activity that is financial in nature or incidental to an activity that is financial in nature or is a complementary activity. These activities include insurance, securities transactions and traditional banking related activities. The Act establishes a consultative and cooperative procedure between the Federal Reserve and the Secretary of the Treasury for the designation of new activities that are financial in nature within the scope of the activities permitted by the Act for a financial holding company. A financial holding company must satisfy special criteria to qualify for the expanded financial powers authorized by the Act. Among those criteria are requirements that all of the depository institutions owned by the financial holding company be rated as well-capitalized and well-managed and that all of its insured depository institutions have received a satisfactory rating for Community Reinvestment Act compliance during their last examination. A bank holding company that does not qualify as a financial holding company under the Act is generally limited in the types of activities in which it may engage to those that the Federal Reserve has recognized as permissible for bank holding companies prior to the date of enactment of the Act. The Act also authorizes a state bank to have a financial subsidiary that engages as a principal in the same activities that are permitted for a financial subsidiary of a national bank if the state bank meets eligibility criteria and special conditions for maintaining the financial subsidiary. The Corporation has not taken any action to become, and has not become, a financial holding company.

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

Under the Act, federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations will require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Pursuant to these rules, effective July 1, 2001, financial institutions must provide: initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates; annual notices of their privacy policies to current customers; and a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties. These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Credit Policies

The Corporation follows written policies and procedures to enhance management of credit risk. The loan portfolio is managed under a specifically defined credit process. This process includes formulation of portfolio management strategy, guidelines for underwriting standards and risk assessment, procedures for ongoing identification and management of credit deterioration, and regular portfolio reviews to estimate loss exposure and ascertain compliance with the Corporation’s policies. Lending authority is granted to individual lending officers with the current highest limit being $250,000 for either secured or unsecured loans. A Loan Committee compromised of five loan officers can approve credits of up to $500,000. Approval of such credits requires a majority vote of the Loan Committee. The Executive Committee of the Board of Directors, meeting monthly, can approve loans up to the Bank’s legal lending limit. The Board of Directors meets monthly as well and it too may approve loans up to the Bank’s legal lending limit.

The Corporation’s management generally requires that secured loans have a loan-to-value ratio of 85% or less. Management believes that when a borrower has significant equity in the assets securing the loan, the borrower is less likely to default on the outstanding loan balance.

A major element of credit risk management is diversification. The Corporation’s objective is to maintain a diverse loan portfolio to minimize the impact of any single event or set of circumstances. Concentration parameters are based on factors of individual risk, policy constraints, economic conditions, collateral and product type.

Lending activities include a variety of consumer, real estate and commercial loans with a strong emphasis on serving the needs of customers within the Corporation’s market territory. Consumer loans are made primarily on a secured basis in the form of installment obligations or personal lines of credit. The focus of real estate lending is single family residential mortgages, but also includes home improvement loans, construction lending and home equity lines of credit. Commercial lending is provided to businesses seeking credit for working capital, the purchase of equipment and facilities and commercial development.

The Board of Directors of the Corporation recently adopted a number of resolutions designed to strengthen the Corporation’s lending and credit underwriting practices, policies and procedures and to increase loan loss reserves, in response to discussions with the Corporation’s federal regulators during their most recent examination of the Corporation.

Market Area

The Corporation’s six offices serve a diverse market from the edge of the City of Richmond in Hanover and Henrico Counties to Tappahannock, Virginia on the Rappahannock River in Essex County. From suburban Hanover and Henrico Counties, the market area is primarily rural along Route 360 through King William and King and Queen counties into Essex County. The Corporation’s management believes Route 360 is a developing growth corridor from Richmond to the east. Tappahannock is approximately 40 miles from downtown Richmond and about one hour from Fredericksburg. Through its Tappahannock branches, the Corporation also serves the central portions of the Middle Peninsula and the upper Northern Neck of Virginia. Through its West Point office, the Corporation serves portions of the Middle Peninsula of Virginia.

However, the Corporation’s expansion strategy has been directed at higher growth markets in Hanover, Henrico and the City of Richmond. This has created a concentration of lending activity in the retail commerce and light industry areas.

Competition

Within the Richmond, Middle Peninsula and upper Northern Neck areas, the Corporation operates in a highly competitive environment, competing for deposits and loans with banks, commercial corporations, savings and loans and other financial institutions, including non-bank competitors, many of which possess substantially greater financial resources than those available to the Corporation. Many of these institutions have significantly greater resources and higher lending limits than the Corporation. In addition, there can be no assurance that other financial institutions, with substantially greater resources than the Corporation, will not establish operations in the Corporation’s service area.

In Essex County, the Corporation commands 41.9% of the deposits in the market, according to the most recently available survey of deposits by the FDIC (June 30, 2002) and is the second largest banking corporation headquartered in Essex County. Serving King William County, the branches at Central Garage and West Point have experienced steady growth, reaching 21.5% of the deposits in the King William County market as of the June 30, 2002 FDIC survey of deposits, while competing with previously established branches. The Corporation’s office located on Route 360 in eastern Hanover County, east of Mechanicsville, has experienced strong growth while competing against other community banking corporations and established offices of statewide banking corporations in the vicinity.

Employees

At December 31, 2002, the Corporation had 83 full-time equivalent employees. None of its employees is represented by any collective bargaining unit. The Corporation considers relations with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY.

The principal office of the Corporation and the Bank is located at 323 Prince Street, Tappahannock, Virginia 22560. The Bank has operated a branch in the Tappahannock Towne Center in Tappahannock since 1981. In November 1988, the Bank opened the King William office at Central Garage near Manquin in King William County. The fourth facility, the East Hanover office, opened in August 1992, on Route 360 east of Mechanicsville in Hanover County. In February of 1996, the Bank opened its fifth office in West Point, Virginia in King William County. In June 1999, the Bank opened its sixth office in Henrico County near Virginia Center Commons. This office houses other lines of business such as the commercial loan department, fixed rate mortgages and investment services. In June of 1990, the Bank purchased several acres of land in Tappahannock, Virginia, which may be the future site of the executive offices of the Corporation. In October of 2002 the Bank purchased a small parcel of land adjoining the King William Office. The Corporation or the Bank owns all of its properties.

ITEM 3. LEGAL PROCEEDINGS.

In the course of its operations, the Corporation may become party to various legal proceedings. Based upon information currently available, and after consultation with its general counsel, management believes that such pending legal proceedings, in the aggregate, will not have a material adverse effect on the Corporation’s business, financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the stockholders for their vote during the quarter ended December 31, 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information. The Corporation’s Common Stock was approved for trading on the NASDAQ Small Cap Market on December 18, 1997 under the symbol “BSXT.”

The following table indicates the high and low bid prices for the Common Stock as reported on the NASDAQ Small Cap Market for the quarterly periods indicated:

2002	High	Low
Fourth Quarter	$21.00	$18.40
Third Quarter	22.00	19.25
Second Quarter	23.00	20.25
First Quarter	21.97	18.35

2001	High	Low
Fourth Quarter	$18.50	$15.00
Third Quarter	17.50	15.00
Second Quarter	16.50	13.50
First Quarter	15.25	12.25

(b) Holders. At December 31, 2002, there were 1,177,849 shares of Common Stock of the Corporation outstanding held by approximately 1,100 holders of record.

(c) Dividends. The Corporation began paying cash dividends in 1944 and semi-annual cash dividends in 1989. The Board of Directors intends to continue its present policy of paying semi-annual cash dividends on the Common Stock when justified by the financial condition of the Corporation. The timing and amount of future dividends, if any, will depend on general business conditions encountered by the Corporation, its earnings, its financial condition and cash and capital requirements, governmental regulations and other such factors as the Board of Directors may deem relevant. The following table sets forth the semi-annual and total cash dividends paid per share for the period for 2002 and 2001.

	1st Semi-Annual	2nd Semi-Annual	Total Annual Dividends
	Dividend Paid	Dividend Paid	Paid
Year	per share(1)	per share(1)	per share
2002	$0.26	$0.27	$0.53
2001	$0.24	$0.26	$0.50

(1) The Corporation generally pays its semi-annual dividends in June and December.

As a bank holding company, the Corporation’s ability to pay dividends to its shareholders depends on its ability to obtain funds for that purpose from the Bank. The ability of the Bank to distribute funds to its parent is subject to certain regulatory restrictions. See Note 13 of the Notes to Consolidated Financial Statements included elsewhere herein (beginning at page F-1).

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist the readers in understanding and evaluating the financial condition and results of operations of BOE Financial Services of Virginia, Inc. (the “Corporation”) or (“BOE”). This review should be read in conjunction with the Corporation’s consolidated financial statements and accompanying notes included elsewhere in this Annual Report. This analysis provides an overview of the significant changes that occurred during the periods presented.

CRITICAL ACCOUNTING POLICIES

General

The Corporation’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within the statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. The Corporation uses historical loss factors as one factor in determining the inherent loss that may be present in its loan portfolio. Actual losses could differ significantly from the historical factors that are used. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of the transactions would be the same, the timing of events that would impact these transactions could change.

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

OVERVIEW

On December 31, 2002 the Corporation had total assets of $228.1 million, total loans of $163.8 million, total deposits of $201.3 million and total stockholder’s equity of $21.3 million. BOE had net income of $1.8 million in 2002, a $225,000, or 11.2% decrease from $2.0 million in net income in 2001. This resulted in a return on average equity of 8.87% in 2002 compared to 10.97% in 2001. Return on average assets in 2002 was 0.80%, compared to 1.00% in 2001. BOE’s total loans grew 6.4%, or $9.9 million in 2002 over 2001. Total loans were $163.8 million at December 31, 2002 compared to $154.0 million at December 31, 2001. At December 31, 2002, the ratio of nonperforming assets to total assets was 1.06% compared to 0.35% at December 31, 2001. Net charge offs to average loans were 0.74% in 2002 compared to 0.08% in 2001. The Corporation’s allowance for loan losses to period end loans at December 31, 2002 was 1.29% compared to 1.35% at December 31, 2001.

RESULTS OF OPERATIONS

NET INCOME

BOE had net income of $1.8 million in 2002 compared to $2.0 million in 2001. This represented a decrease of 11.2%, or $225,000. Diluted earnings per share in 2002 were $1.51, compared to diluted earnings per share in 2001 of $1.71. These earnings per share are based on average shares outstanding of 1,181,558 in 2002 and 1,174,321 in 2001. With the December 2000 dividend, BOE implemented a Dividend Reinvestment Plan (the “Plan”). The Plan has added 9,856 shares to the Corporation’s equity since its’ inception and, net of costs, added approximately $159,000 to total stockholders’ equity.

BOE’s profitability decreased in 2002 in comparison to 2001 due to an increase of $818,000 in the provision for loan losses. The provision for loan losses was $390,000 in 2001 and increased 209.7% to $1.2 million in 2002. This increase in provision was the result of an increase of $1.1 million in net loans charged off during 2002 compared to 2001. Also contributing to the decrease in net income was a $42,000 decrease in noninterest income and a $372,000 increase in non-interest expenses.

NET INTEREST INCOME

Net interest income is the major component of the Corporation’s earnings and is equal to the amount by which interest income exceeds interest expense. The Corporation’s earning assets are composed primarily of loans and securities, while deposits and short-term borrowings represent the major portion of interest-bearing liabilities. Changes in the volume and mix of these assets and liabilities, as well as changes in the yields earned and rates paid, determine changes in net interest income.

Net interest income, on a fully tax equivalent basis, was $8.6 million in 2002, 12.1% higher than the $7.7 million reported for 2001. The Corporation’s level of earning assets increased $21.9 million, or 11.7%, on average, in 2002 to $208.8 million compared to $186.9 million in 2001. Loans receivable were $160.9 million, on average, in 2002 compared to $147.8 million in 2001, an increase of $13.2 million, or 8.9%. The yield on loans receivable decreased from 8.60% in 2001 to 7.10% in 2002. On a fully tax equivalent basis the yield on loans receivable decreased $1.3 million in 2002, from $12.7 million in 2001 to $11.4 million in 2002. This represents a decrease of 10.1%. Investment securities and federal funds sold increased, on average, 22.2% in 2002 to $47.8 million, up from $39.1 million, on average, in 2001. The yield on investment securities, including equity securities and federal funds sold, was 6.05% in 2002 compared to 6.32% in 2001. On a fully taxable equivalent basis investment securities and federal funds sold income increased 17.0%, or $421,000, from $2.5 million in 2001 to $2.9 million in 2002. This resulted in a yield on earning assets of 6.86% in 2002 based on $14.3 million in fully taxable equivalent income compared to 8.12% in 2001 based on $15.2 million in fully taxable equivalent income. This is a $857,000 decrease from 2001 to 2002, or 5.6%. The Corporation’s interest-bearing liabilities increased $20.3 million, or 12.4%, on average, from $163.4 million in 2001 to $183.7 million in 2002. The cost of interest-bearing liabilities decreased from 4.58% in 2001 to 3.10% in 2002, a decrease of 32.3%.

The decrease in yield on earning assets of 126 basis points coupled with the decreased cost of interest-bearing liabilities of 148 basis points resulted in a net interest margin for the Corporation of 4.13% in 2002 compared to a net interest margin of 4.12% in 2001. Net interest margin is calculated by dividing the Corporation’s net interest income on a tax equivalent basis by the average earning assets. Volume and rate increases in loans and in securities, coupled with greater rate and volume increases in interest-bearing liabilities resulted in a decrease in the interest spread. The Corporation’s net interest spread increased 22 basis points from 3.54% in 2001 to 3.76% in 2002. Spread is calculated by subtracting the cost of interest-bearing liabilities from the yield on earning assets.

BOE’s net interest margin is affected by changes in the amount and mix of earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.” The following table sets forth for each category of earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or incurred on such amounts and the average rate earned or incurred for the years ended December 31, 2002, 2001 and 2000. The table also sets forth the average rate earned on total earning assets, the average rate paid on total interest-bearing liabilities, and the net interest margin on average total earning assets for the same periods.

AVERAGE BALANCES, INTEREST INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES

Years Ended December 31,

(Dollars in thousands)

	2002			2001			2000
	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	AVERAGE YIELD/ RATE	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	AVERAGE YIELD/ RATE	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	AVERAGE YIELD/ RATE
Earning Assets:
Loans receivable (1)(2)	$160,941	$11,422	7.10%	$147,760	$12,700	8.60%	$135,703	$12,460	9.18%
Securities, taxable.	17,389	1,016	5.84%	15,789	1,028	6.51%	12,956	898	6.93%
Securities, non-taxable	24,734	1,688	6.82%	18,794	1,255	6.68%	15,403	1,086	7.05%
Equity securities.	1,283	122	9.51%	1,479	87	5.88%	1,373	93	6.77%
Federal funds sold	4,433	70	1.58%	3,076	105	3.41%	2,663	172	6.46%

Total earning assets	$208,780	$14,318	6.86%	$186,898	$15,175	8.12%	$168,098	$14,709	8.75%

Non-Earning Assets:
Cash and due from banks	6,169			4,462			4,281
Allowance for loan losses.	(2,167)			(1,920)			(1,733)
Other assets	11,112			10,938			11,429

Total non-earning assets	15,114			13,480			13,977

Total assets	$223,894			$200,378			$182,075

Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand
(NOW) deposits.	$22,357	$236	1.06%	$19,666	$339	1.72%	$19,071	$395	2.07%
Money market deposits	14,313	288	2.01%	10,103	294	2.91%	9,906	321	3.24%
Savings deposits	17,237	292	1.69%	15,079	390	2.59%	14,429	433	3.00%
Time deposits.	122,145	4,670	3.82%	107,750	5,902	5.48%	93,650	5,255	5.61%
Federal funds purchased	281	6	2.14%	328	16	4.88%	203	10	4.93%
Federal Home Loan Bank advances.	7,364	203	2.76%	10,507	541	5.15%	10,628	693	6.52%

Total interest-bearing liabilities.	$183,697	$5,695	3.10%	$163,433	$7,482	4.58%	$147,887	$7,107	4.81%

Non-Interest Bearing Liabilities:
Demand deposits	18,308			16,903			16,660
Other liabilities	1,793			1,744			1,339

Total non-interest bearing liabilities	20,101			18,647			17,999

Total liabilities.	203,798			182,080			165,886

Stockholders’ equity	20,096			18,298			16,189

Total liabilities and stockholders’ equity	$223,894			$200,378			$182,075

Interest spread			3.76%			3.54%			3.94%
Net interest margin		$8,623	4.13%		$7,693	4.12%		$7,602	4.52%

Net interest income is affected by both (1) changes in the interest rate spread (the difference between the weighted average yield on interest earning assets and the weighted average cost of interest-bearing liabilities) and (2) changes in volume (average balances of interest earning assets and interest-bearing liabilities).

For each category of interest-earning assets and interest-bearing liabilities, information is provided regarding changes attributable to (1) changes in volume of balances outstanding (changes in volume multiplied by prior period interest rate) (2) changes in the interest earned or paid on the balances (changes in rate multiplied by prior period volume) and (3) a combination of changes in volume and rate allocated pro rata.

RATE AND VOLUME ANALYSIS

(Dollars in thousands)

	Year Ended December 31, 2002 Compared to December 31, 2001 Increase (Decrease) Due to			Year Ended December 31, 2001 Compared to December 31, 2000 Increase (Decrease) Due to			Year Ended December 31, 2000 Compared to December 31, 1999 Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total	Rate	Volume	Total
Interest Earned On:
Loans receivable	$(2,618)	$1,340	$(1,278)	$(615)	$855	$240	$433	$1,835	$2,268
Securities, taxable	(966)	954	(12)	(50)	180	130	89	148	237
Securities, non-taxable	28	405	433	(53)	222	169	22	146	168
Equity securities	45	(10)	35	(15)	9	(6)	(1)	36	35
Federal funds sold	(195)	160	(35)	(100)	33	(67)	25	86	111

Total interest income	$(3,706)	$2,849	$(857)	$(833)	$1,299	$466	$568	$2,251	$2,819

Interest Paid On:
Interest bearing demand (NOW) deposits	$(159)	$56	$(103)	$(69)	$13	$(56)	$(11)	$21	$10
Money market deposits	(23)	17	(6)	(34)	7	(27)	17	(13)	4
Savings deposits	(167)	69	(98)	(64)	21	(43)	—	(9)	(9)
Time deposits	(2,209)	977	(1,232)	(122)	769	647	399	835	1,234
Federal funds purchased	(8)	(2)	(10)	—	6	6	(3)	(40)	(43)
Federal Home Loan Bank advances	(206)	(132)	(338)	(144)	(8)	(152)	5	573	578

Total interest expense	$(2,772)	$985	$(1,787)	$(433)	$808	$375	$407	$1,367	$1,774

Net interest income	$(935)	$1,865	$930	$(400)	$491	$91	$161	$884	$1,045

INTEREST RATE SENSITIVITY

An important component of both earnings performance and liquidity is management of interest rate sensitivity. Interest rate sensitivity reflects the potential effect on net interest income of a movement in market interest rates. BOE is subject to interest rate sensitivity to the degree that its interest earning assets mature or reprice at a different time interval from that of its interest-bearing liabilities.

INTEREST SENSITIVITY ANALYSIS

December 31, 2002 (Dollars in thousands)

	Maturing or Repricing In:
Interest-sensitive assets:	< 3 Months	4-12 Months	Over 1 Year	Total
Cash	$5,603	$—	$—	$5,603
Loans (1)	43,703	18,216	101,919	163,838
Loans held for resale	1,131	—	—	1,131
Short-term investments	2,305	—	—	2,305
Securities	161	1,470	41,401	43,032

Total interest-sensitive assets	$52,903	$19,686	$143,320	$215,909

Interest-sensitive liabilities:
Non-interest bearing deposits	$—	$—	$17,784	$17,784
Certificates of deposit	33,856	52,784	38,798	125,438
Interest-bearing checking, money market deposits, NOW and savings accounts (2)	2,901	8,706	46,432	58,039
Federal Home Loan Bank advances	—	4,000	—	4,000

Total interest sensitive liabilities	$36,757	$65,490	$103,014	$205,261

Period gap	16,146	(45,804)	40,306	10,648
Cumulative gap	16,146	(29,658)	10,648
Ratio of cumulative interest sensitive assets to interest sensitive liabilities	143.9%	71.0%	105.2%
Ratio of cumulative gap to interest sensitive assets	7.5%	-13.7%	4.9%

(1) Excludes Nonaccrual Loans.

(2) Allocated evenly over a five-year period.

PROVISION FOR LOAN LOSSES

The provision for loan losses is charged to income to bring the total allowance for loan losses to a level deemed appropriate by management of the Corporation based on such factors as historical experience, the volume and type of lending conducted by the Corporation, the amount of non-performing assets, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectibility of loans in the Corporation’s portfolio.

The provision for loan losses was $1.2 million in 2002, an increase of $818,000, or 209.7%, compared to the $390,000 in provision for 2001. The provision for loan losses reflects an increase of $1.1 million in net charged-off loans in 2002. Net charged-off loans were $1.2 million in 2002 after charging off $1.2 million and recovering a total of $68,000. This compares to $125,000 in net charge-offs in 2001 after charging off $171,000 in loans and recognizing $46,000 in recoveries. The increase in provision for loan losses was booked during the year in recognition of a slower economy, the deterioration in certain loans and higher charge-offs than had been historically recognized. Collection efforts continued at year-end 2002 on the loans charged-off.

Management believes the allowance for loan losses is adequate to absorb losses inherent in the loan portfolio. In view of the Corporation’s plans to continue its loan growth, management will continue to closely monitor the performance of its portfolio and make additional provisions as necessary.

NON-INTEREST INCOME

Non-interest income in 2002 was $1,078,000, a decrease of $42,000, or 3.8%, from non-interest income of $1,120,000 in 2001. The largest component of the noninterest income decrease was $45,000, or 11.7% in other noninterest income, which was $339,000 in 2002, compared to $384,000 in 2001. Net security gains decreased $4,000 in 2002 while net gains (losses) on sale of loans decreased $4,000. Service charge income increased $11,000, or 1.5%, from $727,000 in 2001 to $738,000 in 2002.

NON-INTEREST EXPENSE

Non-interest expense was $5.8 million in 2002, a 6.9% or $372,000 increase over non-interest expense of $5.4 million in 2001. Salaries comprised the largest component of this increase, $174,000, and increased from $2.2 million in 2001 to $2.3 million during 2002. This increase in Salaries was primarily attributable to an increase of seven full-time equivalent employees during 2002. Other operating expenses increased $132,000, or 8.3%, and were $1.6 million in 2001 compared to $1.7 million in 2002. Employee benefits and costs were $616,000 in 2002 compared to $535,000 in 2001, an increase of $81,000, or 15.1%. Occupancy expenses were $314,000 in 2002, an increase of $22,000, or 7.5% from occupancy expenses of $292,000 in 2001.

Furniture and equipment related expenses decreased 4.1%, or $19,000 and were $446,000 in 2002 compared to $465,000 in 2001. Data processing expense decreased 5.2%, or $18,000 in 2002. Costs related to the Company’s data processing were $327,000 in 2002 and $345,000 in 2001. On March 23, 2001, the Bank converted its’ core data processing system. The higher expense in 2001 over 2002 reflects conversion costs from this change.

Analysis of Financial Condition

Loan Portfolio

The loan portfolio is the largest category of the Corporation’s earning assets and is comprised of commercial loans, agricultural loans, real estate loans, home equity loans, construction loans, consumer loans, and participation loans with other financial institutions. The primary markets in which the Corporation makes loans include the counties of Essex, King and Queen, King William, Hanover, Henrico and the City of Richmond. The mix of the loan portfolio is weighted toward loans secured by real estate and commercial loans. In management’s opinion, there are no significant concentrations of credit with particular borrowers engaged in similar activities.

Net loans consist of total loans minus the allowance for loan losses, unearned discounts and deferred loan fees. The Corporation’s net loans were $161.7 million at December 31, 2002, representing an increase of 6.5%, or $9.8 million over net loans of $151.9 million at December 31, 2001. The average balance of loans as a percentage of average earning assets was 77.1% in 2002, down slightly from 79.1% in 2001.

In the normal course of business, the Corporation makes various commitments and incurs certain contingent liabilities, which are disclosed but not reflected in the consolidated financial statements contained in this Annual Report, including standby letters of credit and commitments to extend credit. At December 31, 2002, commitments for standby letters of credit totaled $3.8 million and commitments to extend credit totaled $36.9 million. Commitments for standby letters of credit totaled $1.6 million at December 31, 2001 and commitments to extend credit totaled $32.0 million.

LOAN PORTFOLIO

December 31, (Dollars in thousands)

	2002	2001	2000	1999	1998
Loans:
Commercial	$33,428	$32,714	$29,783	$25,200	$20,387
Real Estate	121,570	110,336	94,662	86,254	73,426
Real Estate—construction	1,465	3,505	6,242	4,665	4,186
Installment & other	7,375	7,406	10,624	9,696	8,605

Total loans	$163,838	$153,961	$141,311	$125,815	$106,604
Allowance for loan losses	(2,116)	(2,084)	(1,819)	(1,601)	(1,334)

Net loans	$161,722	$151,877	$139,492	$124,214	$105,270

Remaining Maturities of Selected Loan Catagories

	Commercial	Real Estate Construction
	( in thousands)
Remaining Maturities of Selected Loan Catagories
Within one year	$16,826	$694

Variable Rate
One to five years	4,469	101
After five years	490	255

Total	$4,959	$356

Fixed Rate
One to five years	10,972	—
After five years	671	415

Total	$11,643	$415

Total Maturities	$33,428	$1,465

ASSET QUALITY

Generally, interest on loans is accrued and credited to income based upon the principal balance outstanding. It is typically the Corporation’s policy to discontinue the accrual of interest income and classify a loan on non-accrual when principal or interest is past due 90 days or more and the loan is not well-secured and in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation.

The Corporation will generally charge-off loans after 120 days of delinquency unless they are adequately collateralized, in the process of collection and, based on a probable specific event, management believes that the loan will be repaid or brought current within a reasonable period of time. Loans will not be returned to accrual status until future payments of principal and interest appear certain. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments received are applied to the outstanding principal balance.

Real estate acquired by the Corporation as a result of foreclosure or in-substance foreclosure is classified as other real estate owned (“OREO”). Such real estate is recorded at the lower of cost or fair market value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for loan losses at that time. Further allowances for losses are recorded as charges to other expenses at the time management believes additional deterioration in value has occurred. The Corporation had no OREO at December 31, 2002 or 2001.

The Corporation’s credit policies generally require a loan-to-value ratio of 85% for secured loans.

At December 31, 2002, loans past due 90 days or more and still accruing interest totaled $102,000, of which $45,000 was secured by real estate and the remainder were secured and unsecured installment and commercial loans. As of December 31, 2001, loans past due 90 days or more and still accruing totaled $988,000, of which $206,000 was secured by real estate with the remainder consisting of secured and unsecured commercial and installment loans. Non-accrual loans at December 31, 2002 were $2,411,000 and at December 31, 2001 non-accrual loans were $760,000.

NON-PERFORMING ASSETS

December 31, (Dollars in thousands)

	2002	2001	2000	1999	1998
Nonaccrual loans	$2,411	$760	$956	$1,319	$485
Restructured loans	—	—	—	—	—

Total nonperforming loans	$2,411	$760	$956	$1,319	$485
Foreclosed assets	—	—	—	72	—

Total nonperforming assets	$2,411	$760	$956	$1,391	$485

Loans past due 90 or more days accruing interest	$102	$988	$303	$632	$1,216
Nonperforming loans to total loans, at period end	1.47%	0.49%	0.68%	1.05%	0.45%
Nonperforming assets to period end assets	1.06%	0.35%	0.49%	0.83%	0.33%

ALLOWANCE FOR LOAN LOSSES

In originating loans, the Corporation recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. The Corporation maintains an allowance for loan losses based upon, among other things, historical experience, the volume and type of lending conducted by the Corporation, the amount of non-performing assets, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectibility of loans in the Corporation’s portfolios. In addition to general allowances, specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans, which are contractually past due and after considering the net realizable value of any collateral for the loan.

Management actively monitors the Corporation’s asset quality in a continuing effort to charge-off loans against the allowance for loan losses when appropriate and to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of December 31, 2002, the allowance for loan losses amounted to $2.1 million, or 1.29% of total loans. The Corporation’s allowance for loan losses was $2.1 million at December 31, 2001, or 1.35% of total loans. The decline in the allowance for loan losses as a percentage of total loans is the result of a higher volume of loans coupled with an increase of $1.1 million in net charged-off loans in 2002. The increase in provision and in net charged-off loans was booked during the year in recognition of a slower economy, the deterioration in certain loans and higher charge-offs than during 2001.

The allowance for loan losses as a percentage of non-performing assets was 87.76% at December 31, 2002. The ratio of allowance for loan losses as a percentage of non-performing assets at December 31, 2001 was 274.21%.

ALLOWANCE FOR LOAN LOSSES

Years ended December 31, (Dollars in thousands)

	2002	2001	2000	1999	1998
Balance, beginning of period	$2,084	$1,819	$1,601	$1,344	$1,185
Less chargeoffs:
Commercial	943	21	85	52	175
Installment	262	150	172	80	79
Real estate	39	—	10	—	—

Total chargeoffs	1,244	171	267	132	254
Plus recoveries:
Commercial	17	3	2	2	—
Installment	51	43	28	39	29
Real estate	0	0	0	3	4

Total recoveries	68	46	30	44	33

Net chargeoffs	1,176	125	237	88	221

Provision for loan losses	1,208	390	455	345	380

Balance, end of period	$2,116	$2,084	$1,819	$1,601	$1,344

Allowance for loan losses to period end loans	1.29%	1.35%	1.29%	1.27%	1.26%
Allowance for loan losses to non performing assets	87.76%	274.21%	190.27%	115.10%	277.11%
Net chargeoffs to average loans	0.74%	0.08%	0.17%	0.11%	0.22%

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

December 31, (Dollars in thousands)

	2002	Percent (1)	2001	Percent (1)	2000	Percent (1)	1999	Percent (1)	1998	Percent
Commercial	$432	20.4%	$1,863	21.2%	$1,301	21.1%	$683	20.0%	$646	19.1%
Installment	95	4.5%	18	4.8%	340	7.5%	340	7.7%	209	8.1%
Real Estate	1,589	75.1%	203	74.0%	178	71.4%	578	72.3%	489	72.8%

	$2,116	100.0%	$2,084	100.0%	$1,819	100.0%	$1,601	100.0%	$1,344	100.0%

(1)	Percent of loans in each category to total loans.

INVESTMENT ACTIVITIES

Securities available-for-sale are used as part of the Corporation’s interest rate risk management strategy and may be sold in response to interest rate changes, changes in prepayment risk, liquidity needs, the need to increase regulatory capital and other factors. The fair value of the Corporation’s securities available-for-sale totaled $45.5 million at December 31, 2002, compared to $38.3 million at December 31, 2001.

On January 1, 2001 the Company reclassified $3.1 million in held-to-maturity securities to the available-for-sale category. There were no held-to-maturity securities at December 31, 2002 or 2001.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under Statement of Financial Accounting Standard #115 (SFAS 115). The market value of the December 31, 2002 securities available-for-sale portfolio was $2.4 million greater than the associated book value of these securities. On December 31, 2001 the market value of securities available-for-sale exceeded their book value by $779,000.

As of December 31, 2002 the book value of the investment portfolio increased $5.6 million, or 15.0%, from $37.5 million at December 31, 2001 to $43.1 million at December 31, 2002. This increase in BOE’s investment portfolio was in response to increased deposit account balances incurred during the course of 2002.

SECURITIES PORTFOLIO

(Dollars in thousands)

	2002		2001		2000
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-Sale:
U.S. Treasury Issue and other U.S. Government agencies	$8,874	$9,144	$7,084	$7,159	$10,168	$10,164
State, county and municipal	28,647	30,275	24,687	25,029	16,398	16,451
Other	5,576	6,069	5,719	6,080	5,025	5,235

Total Available-for-Sale	$43,097	$45,488	$37,490	$38,268	$31,591	$31,850

Held-to-Maturity:
U.S. Treasury Issue and other U.S. Government agencies	$—	$—	$—	$—	$1,140	$1,154
State, county and municipal	—	—	—	—	1,781	1,822
Other	—	—	—	—	200	200

Total Held-to-Maturity	$—	$—	$—	$—	$3,121	$3,176

Total Investment Securities	$43,097	$45,488	$37,490	$38,268	$34,712	$35,026

SECURITIES PORTFOLIO—MATURITY AND YIELDS

December 31, 2002 (Dollars in thousands)

	Under 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Maturity Distribution:

U.S. Treasury Issue and other U.S. Government agencies	$139	$7,930	$567	$508	$9,144
State, county and municipal-tax exempt	1,384	12,102	13,005	415	26,906
State, county and municipal-taxable	—	2,317	1,052	—	3,369
Other	780	4,298	880	111	6,069

Total Investment Securities	$2,303	$26,647	$15,504	$1,034	$45,488

Weighted Average Yield:
U.S. Treasury Issue and other U.S. Government agencies	6.14%	4.73%	3.79%	4.12%	4.66%
State, county and municipal-tax exempt	6.77%	6.40%	6.21%	7.04	6.97%
State, county and municipal-taxable	0.00%	5.94%	5.46%	—	6.84%
Other	5.46%	7.32%	6.82%	—	7.39%

Weighted Average Yield by Category	6.33%	6.00%	6.11%	5.42%	6.89%

DEPOSITS

The Corporation primarily uses deposits to fund its loans and investment portfolio. In 2002 the Corporation’s deposits grew $12.8 million, or 6.8%. Total deposits at December 31, 2002 were $201.3 million compared to $188.5 million at December 31, 2001. The growth in deposits primarily resulted from economic factors that led investors traditionally investing in corporate equities to seek investments with less risk to principal such as insured bank deposit accounts. Total average interest bearing liabilities were $183.7 million in 2002 compared to $163.4 million in 2001. Certificates of deposit showed the largest dollar volume gain at $14.4 million, on average, from 2001 to 2002. Certificates of deposit had an average balance of $122.1 million in 2002 and an average balance of $107.8 million in 2001. All interest bearing deposit categories increased over 10%, on average, from 2001 to 2002.

The Corporation offers a variety of deposit accounts to individuals and small-to-medium sized businesses. Deposit accounts include checking, savings, money market deposit accounts and certificates of deposit. Certificates of deposit of $100,000 or more totaled $24.5 million at December 31, 2002 and $20.8 million at December 31, 2001 an increase of $3.7 million, or 17.8%.

AVERAGE DEPOSITS AND AVERAGE RATES PAID

(Dollars in thousands)

Year Ended December 31,	2002		2001		2000
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Interest bearing deposits:
NOW accounts	$22,357	1.06%	$19,666	1.72%	$19,071	2.07%
Money market deposits	14,313	2.01%	10,103	2.91%	9,906	3.24%
Regular savings	17,237	1.69%	15,079	2.59%	14,429	3.00%
Certificates of deposit	122,145	3.82%	107,750	5.48%	93,650	5.61%

Total interest bearing deposits	$176,052	3.12%	$152,598	4.54%	$137,056	4.67%

Noninterest bearing deposits	18,308		16,903		16,660

Total deposits	$194,360		$169,501		$153,716

MATURITIES OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE AT DECEMBER 31, 2002

(Dollars in thousands)

	Dollars	Percent
Three months or less	$7,208	29.42%
Over three months to six months	3,035	12.38%
Over six months to one year	6,929	28.28%
Over one year	7,331	29.92%

	$24,503	100.00%

SHORT-TERM BORROWINGS

BOE occasionally finds it necessary to purchase funds on a short-term basis due to fluctuations in loan and deposit levels. BOE has several arrangements under which it may purchase funds. Federal Funds guidance facilities are maintained with correspondent banks totaling

$15.7 million for the year ending December 31, 2002. No amounts had been drawn on these facilities at December 31, 2002. As another means of borrowing funds, BOE may borrow from the Federal Home Loan Bank of Atlanta. On February 2, 2000 the Corporation entered into an $11.0 million adjustable rate agreement with the Federal Home Loan Bank of Atlanta for twelve months at an initial rate of 6.07%. Subsequently, on February 2, 2001 that $11.0 million note was renewed for a period of nine months at a fixed rate of 5.26% and matured on November 2, 2001. At that time the note was paid down to $8.0 million and a Principal Reducing Credit was established with $4.0 million due and paid on November 4, 2002 and $4.0 million due November 3, 2003. The cost of this borrowing is 2.75%. Total expense on Federal Home Loan Bank of Atlanta borrowings in 2002 was $203,000 and in 2001 was $541,000. Borrowings from the Federal Home Loan Bank of Atlanta are secured as described in Note 7 of the Notes to Consolidated Financial Statements included herein (beginning with page F-1). Total expense on Federal Funds purchased and other borrowings was $6,000 in 2002 and $16,000 in 2001.

CAPITAL REQUIREMENTS

The determination of capital adequacy depends upon a number of factors, such as asset quality, liquidity, earnings, growth trends and economic conditions. The Corporation seeks to maintain a strong capital base to support its growth and expansion plans, provide stability to current operations and promote public confidence in the Corporation.

The Corporation’s capital position exceeds all regulatory minimums. The federal banking regulators have defined three tests for assessing the capital strength and adequacy of banks, based on two definitions of capital. “Tier 1 Capital” is defined as a combination of common and qualifying preferred stockholders’ equity less goodwill. “Tier 2 Capital” is defined as qualifying subordinated debt and a portion of the allowance for loan losses. “Total Capital” is defined as Tier 1 Capital plus Tier 2 Capital. Three risk-based capital ratios are computed using the above capital definitions, total assets and risk-weighted assets and are measured against regulatory minimums to ascertain adequacy. All assets and off-balance sheet risk items are grouped into categories according to degree of risk and assigned a risk-weighting and the resulting total is risk-weighted assets. “Total Risk-based Capital” is Total Capital divided by risk-weighted assets. The Leverage ratio is Tier 1 Capital divided by total average assets.

The following table shows the Corporation’s capital ratios:

CAPITAL RATIOS

December 31,

	2002	2001	2000
Tier 1 Risk-based Capital	10.42%	9.95%	10.51%
Total Risk-based Capital	11.59%	11.14%	11.73%
Leverage Ratio	8.13%	8.41%	8.27%

LIQUIDITY

Liquidity represents the Corporation’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, and certain investment securities. As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers credit needs.

As of December 31, 2002, cash, federal funds sold and available-for-sale securities represented 25.82% of deposits and other liabilities compared to 26.24% at December 31, 2001. Managing loan maturities also provides asset liquidity. At December 31, 2002, approximately $61.9 million in loans would mature or reprice with a one-year period.

The following table summarizes the Corporation’s liquid assets for the periods indicated:

SUMMARY OF LIQUID ASSETS

December 31,

(Dollars in thousands)

	2002	2001	2000
Cash and due from banks	$5,603	$6,093	$4,354
Federal funds sold	2,305	7,617	2,413
Investment securities (1)	—	—	292
Available for sale securities, at fair value	45,488	38,268	31,850

Total liquid assets	$53,396	$51,978	$38,909

Deposits and other liabilities	$206,765	$198,124	$176,718
Ratio of liquid assets to deposits and other liabilities	25.82%	26.24%	22.02%

FINANCIAL RATIOS

Financial ratios give investors a way to compare Corporation’s within industries to analyze financial performance. Return on average assets is net income as a percentage of average total assets. It is a key profitability ratio that indicates how effectively a bank has used its total resources. Return on average assets was 0.80% in 2002 and 1.00% in 2001. Return on average equity is net income as a percentage of average shareholders’ equity. It provides a measure of how productively a Corporation’s equity has been employed. BOE’s return on average equity was 8.87% in 2002 and 10.97% in 2001. Dividend payout ratio is the percentage of net income paid to shareholders as cash dividends during a given period. It is computed by dividing dividends per share by net income per share. BOE has a dividend payout ratio of 34.96% in 2002 and 29.18% in 2001. The Corporation utilizes leverage within guidelines prescribed by federal banking regulators as described in the section “Capital Requirements” in the preceding section. Leverage is average stockholders’ equity divided by total quarterly average assets. This ratio was 8.13% in 2002 and 8.41% in 2001.

FINANCIAL RATIOS

Years ended December 31,

	2002	2001	2000
Return on average assets	0.80%	1.00%	1.01%
Return on average equity	8.87%	10.97%	11.38%
Dividend payout ratio	34.96%	29.18%	29.78%
Average equity to average asset ratio	8.98%	9.13%	8.89%

IMPACT OF INFLATION, CHANGING PRICES AND MONETARY POLICIES

The consolidated financial statements and related financial data concerning the Corporation presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Corporation is reflected in increased operating costs. Unlike industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Interest rates are highly sensitive to many factors beyond the Corporation’s control, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the U.S. government and federal agencies, particularly the Federal Reserve. The Federal Reserve implements national monetary policies such as seeking to curb inflation and combat recession by its open market operations in U.S. government securities, control of the discount rate applicable to borrowing by banks, and establishment of reserve requirements against bank deposits. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits, and affect the interest rates charged on loans and paid on deposits. The nature, timing and impact of any future changes in federal monetary and fiscal policies on the Corporation and its results of operations are not predictable.

RECENT ACCOUNTING STANDARDS

In December, 2001, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others, to reconcile and conform the accounting and financial reporting provisions established by various AICPA industry audit guides. This Statement is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001, and did not have a material impact on the Corporation’s consolidated financial statements.

On March 13, 2002, the Financial Accounting Standard Board determined that commitments for the origination of mortgage loans that will be held for sale must be accounted for as derivatives instruments, effective for fiscal quarters beginning after April 10, 2002. The Bank enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding. Such rate lock commitments on mortgage loans to be sold in the secondary market are considered derivatives. Accordingly, these commitments including any fees received from the potential borrower are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. The cumulative effect of adopting Statement No. 133 for rate lock commitments as of December 31, 2002, was not material. The Corporation originally adopted Statement No. 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001.

In April 2002, the Financial Accounting Standards Board issued Statement 145, Rescission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The amendment to Statement 13 eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002, with early application encouraged.

In June 2002, the Financial Accounting Standards Board issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recognition of a liability, when incurred, for costs associated with an exit or disposal activity. The liability should be measured at fair value. The provisions of the Statement are effective for exit or disposal activities initiated after December 31, 2002.

In October 2002, the Financial Accounting Standards Board issued Statement No. 147, Acquisitions of Certain Financial Institutions. The Statement amends previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of Statement No. 141, Business Combinations, and Statement No. 142 to branch acquisitions if such transactions meet the definition of a business combination. The provisions of the Statement do not apply to transactions between two or more mutual enterprises. In addition, the Statement amends Statement No. 144, Accounting for the Impairment of Long-Lived Assets, to include in its scope core deposit intangibles of financial institutions. Accordingly, such intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions required for other long-lived assets held and used.

The adoption of Statement No. 145, 146 and 147 did not have a material impact on the Corporation’s consolidated financial statements.

The Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Statement No. 123, in December 2002. The Statement amends Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about the effects of stock options in interim financial information. The amendments to Statement No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The amendments to APB No. 28 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Early application is encouraged for both amendments. The Corporation continues to record stock options under APB Opinion No. 25, Accounting for Stock Issued to Employees, and has not adopted the alternative methods allowable under Statement No. 148.

ITEM 7. FINANCIAL STATEMENTS.

The following table sets forth certain historical financial information for the Corporation. This information is based on the consolidated financial statements of the Corporation including applicable notes which are included in this Annual Report (beginning with page F-1) and are incorporated by reference herein.

Selected Financial Data

(Dollars in thousands, except per share data)

As of and for the Years ended December 31,	2002	2001	2000	1999	1998
STATEMENT OF INCOME INFORMATION
Interest income	$13,741	$14,749	$14,302	$11,559	$10,459
Interest expense	5,695	7,482	7,106	5,333	4,909
Net interest income	8,046	7,267	7,196	6,226	5,550
Provision for loan losses	1,208	390	455	345	380
Noninterest income	1,078	1,120	959	783	646
Noninterest expense	5,766	5,393	5,280	4,843	4,002
Income taxes	368	597	577	417	453

Net income	$1,782	$2,007	$1,843	$1,404	$1,361

PER SHARE DATA
Net income, basic	$1.52	$1.71	$1.58	$1.20	$1.17
Net income, diluted	1.51	1.71	1.58	1.20	1.17
Cash dividend	0.53	0.50	0.47	0.45	0.44
Book value at period end	18.12	16.22	14.71	13.17	12.85
Tangible book value at period end	17.25	15.24	13.62	11.97	11.54

BALANCE SHEET DATA
Total assets	$228,111	$217,172	$193,933	$167,296	$145,908
Loans, net	161,722	151,877	139,492	124,464	105,260
Securities	46,568	39,613	36,315	25,220	25,778
Deposits	201,261	188,497	164,348	142,891	129,825
Stockholders’ equity	21,346	19,047	17,215	15,383	15,005

PERFORMANCE RATIOS
Return on average assets	0.80%	1.00%	1.01%	0.90%	1.00%
Return on average equity	8.87%	10.97%	11.38%	9.12%	9.29%
Net interest margin	4.13%	4.12%	4.50%	4.63%	4.59%
Dividend payout	34.96%	29.18%	29.78%	37.44%	37.75%

ASSET QUALITY RATIOS:
Allowance for loan losses to period end loans	1.29%	1.35%	1.29%	1.27%	1.26%
Allowance for loan losses to nonperforming assets	87.76%	274.21%	190.27%	115.10%	277.11%
Nonperforming assets to total assets	1.06%	0.35%	0.49%	0.83%	0.33%
Net chargeoffs to average loans	0.74%	0.08%	0.17%	0.11%	0.22%

CAPITAL AND LIQUIDITY RATIOS:
Leverage	8.13%	8.41%	8.27%	8.76%	9.29%
Tier 1 Risk-Based Capital	10.42%	9.95%	10.51%	11.03%	12.27%
Total Risk-Based Capital	11.59%	11.14%	11.73%	12.26%	13.51%

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

                FINANCIAL DISCLOSURE.

        None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Certain information with respect to the Corporation’s directors is incorporated by reference to the Corporation’s Proxy Statement for its 2003 annual meeting of shareholders (the “Proxy Statement”), which will be filed no later than 120 days following the Corporation’s fiscal year end.

Set forth below is certain information with respect to the Corporation’s principal executive officers:

K. Wayne Aylor, 60, is Vice President and Senior Credit Officer. Mr. Aylor joined the Corporation in February 2002. Prior to joining the Corporation Mr. Aylor served as Vice President and Senior Credit Officer with The Community Bankers Bank in Richmond, Virginia since February 1989.

Bonnie S. Courtney, 49, is Vice President of Operations. Mrs. Courtney has held various positions with the Corporation since 1981.

George M. Longest, Jr., 42, became President and Chief Executive Officer of the Corporation on January 1, 1999. Prior to assuming his present position, Mr. Longest had been Senior Vice President and Senior Loan Officer since February 1989. Mr. Longest has served as a director of the Corporation since 1999.

Suzanne S. Rennolds, 53, is Vice President, Human Resources, Branch Administration and has been employed by the Corporation since December 1980.

Bruce E. Thomas, 39, is Senior Vice President, Chief Financial Officer and Corporate Secretary and has been employed by the Corporation since October 1990.

Terrell D. Vaughan, 56, is Senior Vice President, Commercial Lending and has been employed by the Corporation since April 1, 1998. Prior to that time, Mr. Vaughan had been a commercial lender and business development officer at Hanover Bank for at least five years.

ITEM 10. Executive Compensation.

The response to this Item is incorporated by reference to the registrant’s Proxy Statement, which will be filed no later than 120 days following the Corporation’s fiscal year end.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

Equity Compensation Plans

The following table summarizes information, as of December 31, 2002, relating to the Corporation’s 2000 Employee and Director Stock Option Plans, pursuant to which grants of options to acquire shares of common stock may be granted from time to time.

Equity Compensation Plan Information

	Year Ended December 31, 2002
	Number of shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Plans
Equity compensation plans approved by shareholders	27,285	$16.23	80,097
Equity compensation plans not approved by shareholders	—	—	—
Total	27,285	$16.23	80,097

The remaining information required by Item 11 is incorporated by reference to the registrant’s Proxy Statement, which will be filed no later than 120 days following the Corporation’s fiscal year end.

ITEM 12. Certain Relationships and Related Transactions.

The information required by Item 12 is incorporated by reference to the registrant’s Proxy Statement, which will be filed no later than 120 days following the Corporation’s fiscal year end.

ITEM 13. Exhibits and Reports on Form 8-K.

(a) Exhibit Listing

Exhibit Number	Description
2

Agreement and Plan of Reorganization (the “Reorganization Agreement”) dated as of March 20, 2000 between the Corporation and Bank. Exhibit A of the Proxy Statement included in Form S-4 Registration Statement filed March 24, 2000, incorporated by reference).

3(a)	Articles of Incorporation of the Corporation (Appendix1 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement filed March 24, 2000, incorporated by reference).

3(b)	Bylaws (Appendix 2 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement filed March 24, 2000 incorporated by reference).

10(a)	The Corporation’s Stock Incentive Plan (Appendix 3 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement filed March 24, 2000, incorporated by reference).

10(b)	First Amendment to the Corporation’s Stock Incentive Plan (Exhibit 99(b) to Form S-8 Registration Statement filed November 8, 2000, incorporated by reference).

10(c)	The Corporation’s Stock Option Plan for Outside Directors Appendix 4 to Exhibit A of the Proxy Statement (included in Form S-4 Registration Statement filed March 24, 2000, incorporated by Reference).

10(d)	First Amendment to the Corporation’s Stock Option Plan for Outside Directors (Exhibit 99(d) to Form S-8 Registration Statement filed November 8, 2000, incorporated by reference).

21	Subsidiaries of the Registrant.

23	Consent of Yount, Hyde & Barbour, P.C.

99.1	BOE Financial Services Dividend Reinvestment Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-3D filed November 8, 2000.)

99.2	Certification of Chief Executive Officer.

99.3	Certification of Chief Financial Officer.

(b) No reports on Form 8-K were filed during 2002.

ITEM 14. Controls and Procedures

Based on their most recent review, which was completed within 90 days of the filing of this report, the Corporation’s principal executive officer and principal financial officer have concluded that the Corporation’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders

BOE Financial Services of Virginia, Inc.

Tappahannock, Virginia

We have audited the accompanying consolidated balance sheets of BOE Financial Services of Virginia, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for the three years ended December 31, 2002. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BOE Financial Services of Virginia, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the three years ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/    YOUNT, HYDE & BARBOUR, P.C.

Winchester, Virginia

January 29, 2003

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Balance Sheets

December 31, 2002 and 2001

Assets	2002	2001
Cash and due from banks	$5,602,887	$6,093,476
Federal funds sold	2,305,000	7,617,000
Securities available for sale, at fair value	45,487,850	38,268,475
Equity securities, restricted, at cost	1,080,100	1,345,000
Loans held for sale	1,130,923	906,300
Loans, net of allowance for loan losses of $2,115,611 in 2002 and $2,084,091 in 2001	161,722,367	151,876,657
Bank premises and equipment, net	6,634,568	6,763,862
Accrued interest receivable	1,259,508	1,447,163
Intangible assets, net	1,027,556	1,153,379
Other assets	1,860,343	1,700,373

Total assets	$228,111,102	$217,171,685

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$17,784,096	$18,010,984
Interest-bearing	183,476,803	170,486,174

Total deposits	$201,260,899	$188,497,158
Federal Home Loan Bank advances	4,000,000	8,000,000
Accrued interest payable	492,520	610,395
Other liabilities	1,012,023	1,016,653

Total liabilities	$206,765,442	$198,124,206

Commitments and Contingent Liabilities	$—	$—

Stockholders’ Equity
Preferred stock, $5 par value, authorized 100,000 shares; no shares issued and oustanding	$—	$—
Common stock, $5 par value, authorized 10,000,000 shares; issued and oustanding 1,177,849 and 1,174,078 shares	5,889,245	5,870,390
Additional paid-in capital	4,931,233	4,874,752
Retained earnings	8,947,358	7,788,467
Accumulated other comprehensive income, net	1,577,824	513,870

Total stockholders’ equity	$21,345,660	$19,047,479

Total liabilities and stockholders’ equity	$228,111,102	$217,171,685

See Notes to Consolidated Financial Statements.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Statements of Income

Three Years Ended December 31, 2002

	2002	2001	2000
Interest and Dividend Income
Interest and fees on loans	$11,418,686	$12,700,473	$12,422,444
Interest and dividends on securities:
Obligations of U.S. Government agencies	418,816	504,404	619,534
Obligations of state and political subdivisions, nontaxable	1,114,078	828,576	716,436
Other securities	719,074	610,919	371,931
Interest on federal funds sold	70,475	104,792	172,164

Total interest and dividend income	$13,741,129	$14,749,164	$14,302,509

Interest Expense
Interest on deposits	$5,486,489	$6,925,134	$6,402,591
Interest on borrowings	208,770	556,613	703,845

Total interest expense	$5,695,259	$7,481,747	$7,106,436

Net interest income	$8,045,870	$7,267,417	$7,196,073

Provision for Loan Losses	1,208,000	390,000	455,000

Net interest income after provision for loan losses	$6,837,870	$6,877,417	$6,741,073

Noninterest Income
Net gains (losses) on sale of securities available for sale	$(1,371)	$2,448	$16,077
Net gains (losses) on sale of loans	3,291	7,343	(849)
Service charge income	737,565	726,534	582,161
Other income	338,533	383,867	361,260

Total noninterest income	$1,078,018	$1,120,192	$958,649

See Notes to Consolidated Financial Statements.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Statements of Income

(Continued)

Three Years Ended December 31, 2002

	2002	2001	2000
Noninterest Expenses
Salaries	$2,335,715	$2,161,602	$2,077,183
Employee benefits and costs	615,689	535,192	477,208
Occupancy expenses	313,954	292,211	284,030
Furniture and equipment related expenses	446,155	464,731	490,065
Data processing	327,094	344,672	256,460
Other operating expenses	1,727,098	1,595,263	1,694,717

Total noninterest expenses	$5,765,705	$5,393,671	$5,279,663

Net income before income taxes	$2,150,183	$2,603,938	$2,420,059

Income Taxes	368,493	596,816	577,032

Net income	$1,781,690	$2,007,122	$1,843,027

Earnings Per Share, basic	$1.52	$1.71	$1.58

Earnings Per Share, diluted	$1.51	$1.71	$1.58

See Notes to Consolidated Financial Statements.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Statements of Stockholders’ Equity

Three Years Ended December 31, 2002

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 1999	$5,838,950	$4,819,994	$5,072,900	$(348,734)		$15,383,110
Comprehensive income:
Net income	—	—	1,843,027	—	$1,843,027	1,843,027
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of deferred taxes of $273,064					530,065
Less reclassification adjustment, net of taxes of $5,466					(10,611)

Other comprehensive income, net of tax	—	—	—	519,454	$519,454	519,454

Total comprehensive income					$2,362,481

Cash dividends, $0.47 per share	—	—	(548,861)	—		(548,861)
Issuance of common stock under dividend reinvestment plan	10,895	7,434	—	—		18,329

Balance, December 31, 2000	$5,849,845	$4,827,428	$6,367,066	$170,720		$17,215,059
Comprehensive income:
Net income	—	—	2,007,122	—	$2,007,122	2,007,122
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale net of deferred taxes of $177,607					344,766
Less reclassification adjustment, net of taxes of $832					(1,616)

Other comprehensive income, net of tax	—	—	—	343,150	$343,150	343,150

Total comprehensive income					$2,350,272

Cash dividends, $0.50 per share	—	—	(585,683)	—		(585,683)
Fractional shares purchased under dividend reinvestment plan	—	—	(38)	—		(38)
Issuance of common stock under dividend reinvestment plan	20,545	47,324	—	—		67,869

Balance, December 31, 2001	$5,870,390	$4,874,752	$7,788,467	$513,870		$19,047,479
Comprehensive income:
Net income	—	—	1,781,690	—	$1,781,690	1,781,690
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of deferred taxes of $547,631					1,063,049
Add reclassification adjustment, net of taxes of $466					905

Other comprehensive income, net of tax	—	—	—	1,063,954	$1,063,954	1,063,954

Total comprehensive income					$2,845,644

Cash dividends, $0.53 per share	—	—	(622,716)	—		(622,716)
Fractional shares purchased under dividend reinvestment plan	—	—	(83)	—		(83)
Issuance of common stock under dividend reinvestment plan	17,840	55,009	—	—		72,849
Exercise of stock options	1,015	1,472	—	—		2,487

Balance, December 31, 2002	$5,889,245	$4,931,233	$8,947,358	$1,577,824		$21,345,660

See Notes to Consolidated Financial Statements.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Statements of Cash Flows

Three Years Ended December 31, 2002

	2002	2001	2000
Cash Flows from Operating Activities
Net income	$1,781,690	$2,007,122	$1,843,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	510,283	520,519	509,054
Origination of loans available for sale	(5,279,400)	(4,362,737)	(3,712,700)
Proceeds from sale of loans available for sale	5,058,068	3,687,310	3,737,371
Provision for loan losses	1,208,000	390,000	455,000
(Gain) loss on sale of securities	1,371	(2,448)	(16,077)
(Gain) loss on sale of loans	(3,291)	(7,343)	849
Deferred income tax expense (benefit)	39,480	(123,267)	74,169
Amortization of premiums on securities	164,683	106,557	69,700
Accretion of discounts on securities	(35,649)	(56,445)	(64,130)
(Increase) in accrued interest receivable and other assets	(445,063)	(139,403)	(500,195)
Increase (decrease) in accrued expenses and other liabilities	(237,334)	80,667	248,644

Net cash provided by operating activities	$2,762,838	$2,100,532	$2,644,712

Cash Flows from Investing Activities
Proceeds from principal repayments, calls and maturities of securities held to maturity	$—	$—	$1,044,974
Proceeds from sales, principal repayments, calls and maturities of securities available for sale	7,620,836	9,235,458	3,763,295
Proceeds from redemption of equity securities	264,900	—	—
Purchase of securities held to maturity	—	—	(533,416)
Purchase of securities available for sale	(13,358,565)	(12,137,381)	(14,217,589)
Purchase of equity securities, restricted	—	—	(354,600)
Net increase in loans to customers	(11,053,710)	(12,698,868)	(15,732,253)
(Increase) decrease in federal funds sold	5,312,000	(5,204,000)	(2,413,000)
Purchases of premises and equipment	(255,166)	(187,183)	(79,505)
Proceeds from sale of other real estate	—	—	72,401

Net cash (used in) investing activities	$(11,469,705)	$(20,991,974)	$(28,449,693)

See Notes to Consolidated Financial Statements.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Statements of Cash Flows

(Continued)

Three Years Ended December 31, 2002

	2002	2001	2000
Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts, and savings accounts	$8,128,198	$6,208,896	$803,890
Net increase in time deposits	4,635,543	17,940,062	20,653,376
(Decrease) in federal funds purchased	—	—	(901,000)
Increase (decrease) in Federal Home Loan Bank advances	(4,000,000)	(3,000,000)	4,000,000
Dividends paid	(622,716)	(585,683)	(548,861)
Net proceeds from issuance common stock	75,336	67,869	28,069
Cash paid for fractional shares	(83)	(38)	—
Stock issuance costs	—	—	(9,740)

Net cash provided by financing activities	$8,216,278	$20,631,106	$24,025,734

Net increase (decrease) in cash and cash equivalents	$(490,589)	$1,739,664	$(1,779,247)

Cash and Cash Equivalents
Beginning of year	6,093,476	4,353,812	6,133,059

End of year	$5,602,887	$6,093,476	$4,353,812

Supplemental Disclosure of Cash Flow Information
Cash paid during year:
Interest	$5,813,134	$7,769,836	$6,670,812

Income taxes	$575,000	$447,151	$742,977

Noncash Investing Activities
Unrealized gain on securities available for sale	$1,612,051	$519,925	$787,052

Transfer of held to maturity securities to available for sale	$—	$3,120,778	$—

See Notes to Consolidated Financial Statements.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Notes to Consolidated Financial Statements

Note	1. Nature of Banking Activities and Significant Accounting Policies

BOE Financial Services of Virginia, Inc. (the Corporation) is a bank holding company, which owns all of the stock of its sole subsidiary, Bank of Essex (the Bank). The Bank provides commercial, residential and consumer loans, and a variety of deposit products to its customers in the Northern Neck and Richmond regions of Virginia.

Essex Services, Inc. is a wholly-owned subsidiary of the Bank and was formed to sell title insurance to the Bank’s mortgage loan customers.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Corporation and the Bank. All material intercompany balances and transactions have been eliminated in consolidation.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans

The Bank makes mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Bank’s market area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

Notes to Consolidated Financial Statements

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Consumer loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful or substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Notes to Consolidated Financial Statements

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation of bank premises and equipment is computed on the straight-line method over estimated useful lives of 10 to 50 years for premises and 5 to 20 years for equipment, furniture and fixtures.

Costs of maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Upon sale or retirement of depreciable properties, the cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in the determination of income.

Intangibles

Intangible assets consist of core deposit premiums relating to the purchase of a branch. Intangible assets are amortized on a straight-line basis over 15 years.

Notes to Consolidated Financial Statements

Other Real Estate

Real estate acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at the lower of the loan balance or the fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or the fair value less costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other operating expenses. Costs to bring a property to salable condition are capitalized up to the fair value of the property while costs to maintain a property in salable condition are expensed as incurred. The Bank had no other real estate at December 31, 2002 or 2001.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Earnings Per Share

Basic earnings per share (EPS) is computed based on the weighted average number of shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is computed in a manner similar to basic EPS, except for certain adjustments to the numerator and the denominator. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options and are determined using the treasury stock method.

Pension Plan

The Corporation provides a noncontributory pension plan covering substantially all employees who are eligible as to age and length of service. The Corporation funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

Stock-Based Compensation

At December 31, 2002, the Corporation had a stock-based employee compensation plan, which is described more fully in Note 9. The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table

Notes to Consolidated Financial Statements

illustrates the effect on net income and earnings per share as if the Corporation had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. No options were granted in 2000.

	Years Ended December 31,
	2002	2001
Net income, as reported	$1,781,690	$2,007,122
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(32,451)	(22,218)

Pro forma net income	$1,749,239	$1,984,904

Earnings per share:
Basic—as reported	$1.52	$1.71

Basic—pro forma	$1.49	$1.70

Diluted—as reported	$1.51	$1.71

Diluted—pro forma	$1.48	$1.69

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Corporation has defined cash equivalents as those amounts included in the balance sheet caption “Cash and due from banks.”

Advertising Costs

The Corporation follows the policy of charging the costs of production of advertising to expense as incurred. Total advertising expense incurred for 2002, 2001 and 2000 was $62,557, $72,744 and $96,548, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate and deferred taxes.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year provisions.

Notes to Consolidated Financial Statements

Note	2. Securities

The amortized cost and fair value of securities available for sale as of December 31, 2002 and 2001, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	2002
U.S. Agency, mortgage-backed securities	$8,874,019	$269,690	$(36)	$9,143,673
Obligations of state and political subdivisions	28,646,833	1,638,262	(9,530)	30,275,565
Corporate debt securities	5,511,700	450,286	(3,987)	5,957,999
Other equity securities	64,656	45,957	—	110,613

	$43,097,208	$2,404,195	$(13,553)	$45,487,850

	2001
U.S. Agency, mortgage-backed securities	$7,083,970	$90,289	$(15,618)	7,158,641
Obligations of state and political subdivisions	24,687,269	444,078	(102,424)	25,028,923
Corporate debt securities	5,653,989	300,204	(6,058)	5,948,135
Other equity securities	64,656	68,120	—	132,776

	$37,489,884	$902,691	$(124,100)	$38,268,475

The amortized cost and fair value of securities available for sale as of December 31, 2002, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Amortized Cost	Fair Value
Due in one year or less	$2,264,192	$2,292,932
Due after one year through five years	25,206,962	26,651,714
Due after five years through ten years	14,665,818	15,509,114
Due after ten years	895,580	923,477
Other equity securities	64,656	110,613

	$43,097,208	$45,487,850

Notes to Consolidated Financial Statements

As permitted under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Corporation transferred securities held to maturity with a book value of $3,120,778 and a market value of $3,175,885 to securities available for sale as of January 1, 2001.

Proceeds from sales, principal repayments, calls and maturities of securities available for sale during 2002, 2001 and 2000 were $7,620,836, $9,235,458 and $3,763,295 respectively. Gross realized gains of $7,561, $6,287 and $21,757 and gross realized losses of $8,932, $3,839 and $5,680 were recognized on sales for the years ended December 31, 2002, 2001 and 2000, respectively. The tax provision (benefit) applicable to these net realized gains (losses) amounted to $(466), $832 and $5,466, respectively.

Securities with amortized costs of $2,877,612 and $1,843,586 at December 31, 2002 and 2001 were pledged to secure public deposits and for other purposes required or permitted by law.

Note	3. Loans

Major classifications of loans are summarized as follows:

	December 31,
	2002	2001
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$38,674	$33,688
Commercial	74,333	70,137
Construction	1,465	3,505
Equity lines of credit	8,563	6,511
Commercial loans	33,428	32,714
Consumer installment loans:
Personal	6,527	6,624
Credit cards	848	7802

	$163,838	$153,961
Less: Allowance for loan losses	2,116	2,084

Loans, net	$161,722	$151,877

A summary of the transactions affecting the allowance for loan losses is as follows:

	2002	2001	2000
Balance, beginning of year	$2,084,091	$1,818,538	$1,600,717
Provision for loan losses	1,208,000	390,000	455,000
Loans charged off	(1,244,173)	(170,629)	(267,174)
Recoveries of loans previously charged off	67,693	46,182	29,995

Balance, end of year	$2,115,611	$2,084,091	$1,818,538

Notes to Consolidated Financial Statements

The following is a summary of information pertaining to impaired and nonaccrual loans:

	December 31,
	2002	2001
Impaired loans with a valuation allowance	$2,011,425	$662,810
Impaired loans without a valuation allowance	—	—

Total impaired loans	$2,011,425	$662,810

Valuation allowance related to impaired loans	$721,448	$160,862

	2002	2001	2000
Nonaccrual loans, excluded from impaired loans	$399,088	$182,100	$616,215
Loans past due ninety days or more and still accruing	102,000	988,000	303,000
Average monthly balance of impaired loans (based on month-end balances)	724,556	799,282	340,275
Interest income recognized on impaired loans	10,333	8,338	—
Interest income recognized on a cash basis on impaired loans	10,333	8,338	—

The Corporation has not committed to lend additional funds to these debtors.

Note	4. Premises and Equipment

A summary of the cost and accumulated depreciation of bank premises and equipment at December 31, 2002 and 2001 follows:

	2002	2001
Land	$2,622,565	$2,506,210
Building	3,890,717	3,868,330
Furniture and fixtures	3,813,002	3,696,578

	$10,326,284	$10,071,118
Accumulated depreciation	3,691,716	3,307,256

	$6,634,568	$6,763,862

Depreciation expense for the years ended December 31, 2002, 2001 and 2000, amounted to $384,460, $394,696 and $383,231, respectively.

Notes to Consolidated Financial Statements

Note	5. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2002 and 2001 was $24,502,815 and $20,809,563, respectively.

The scheduled maturities of time deposits at December 31, 2002 are as follows:

2003	$86,630,911
2004	20,735,464
2005	8,245,821
2006	8,153,737
2007	1,567,036
Thereafter	105,352

$125,438,321

At December 31, 2002 and 2001, overdraft demand deposits reclassified to loans totaled $92,068 and $126,420, respectively.

Note	6. Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities follows:

	2002	2001
Deferred tax assets:
Allowance for loan losses	$579,059	$642,485
Deferred compensation	185,774	172,479
Nonaccrual loan interest	55,464	17,880
Alternative minimum tax credit	31,362	—
Organizational costs	16,705	23,387

	$868,364	$856,231

Deferred tax liabilities:
Depreciation	$300,923	$294,401
Discount accretion on securities	28,839	18,871
Partnership losses	42,678	45,324
Accrued pension	40,673	2,904
Unrealized gain on securities available for sale	812,818	264,721
Other	21,983	21,983

	$1,247,914	$648,204

Net deferred tax assets (liabilities)	$(379,550)	$208,027

Notes to Consolidated Financial Statements

Allocation of the income tax expense between current and deferred portions is as follows:

	2002	2001	2000
Current tax provision	$329,013	$720,083	$502,863
Deferred tax expense (benefit)	39,480	(123,267)	74,169

	$368,493	$596,816	$577,032

The following is a reconciliation of the expected income tax expense with the reported expense: for each year

	2002	2001	2000
Statutory Federal income tax rate	34.0%	34.0%	34.0%
(Reduction) in taxes resulting from:
Municipal interest	(16.5)	(10.3)	(9.3)
Other, net	(0.4)	(0.8)	(0.9)

Effective income tax rate	17.1%	22.9%	23.8%

Note	7. Federal Home Loan Bank Advances and Lines of Credit

The Bank had advances on lines of credit with the Federal Home Loan Bank of Atlanta that totaled $4,000,000 and $8,000,000 at December 31, 2002 and 2001, respectively. The average interest rate on the fixed-rate advances was 2.75%. Advances on the lines were secured by all of the Bank’s first lien loans on one-to-four unit single-family dwellings. As of December 31, 2002, the book value of these loans totaled approximately $38,658,000. The amount of available credit is limited to seventy-five percent of qualifying collateral. Any borrowings in excess of the qualifying collateral require pledging of additional assets. The advance totaling $4,000,000 matures on November 3, 2003.

The Bank has unsecured lines of credit with correspondent banks available for overnight borrowing totaling approximately $14,524,000. At December 31, 2002, no amounts had been drawn on these lines of credit.

Note	8. Employee Benefit Plans

The Corporation has a noncontributory, defined benefit pension plan for all full-time employees over 21 years of age. Benefits are generally based upon years of service and the employees’ compensation. The Corporation funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

Notes to Consolidated Financial Statements

The following tables provide a reconciliation of the changes in the plan’s benefit obligations and fair value of assets over the years ending December 31, 2002, 2001 and 2000, computed as of October 1, 2002, 2001 and 2000, respectively:

	2002	2001	2000
Change in Benefit Obligation
Benefit obligation, beginning	$1,814,197	$1,612,875	$1,262,153
Service cost	144,992	152,755	130,666
Interest cost	135,883	120,784	94,479
Actuarial (gain) loss	392,367	(67,685)	130,933
Benefits paid	(74,300)	(4,532)	(5,356)

Benefit obligation, ending	$2,413,139	$1,814,197	$1,612,875

Change in Plan Assets
Fair value of plan assets, beginning	$1,405,336	$1,509,157	$1,233,214
Actual return (loss) on plan assets	(110,561)	(230,849)	202,705
Employer contributions	144,832	131,560	78,594
Benefits paid	(74,300)	(4,532)	(5,356)

Fair value of plan assets, ending	$1,365,307	$1,405,336	$1,509,157

Funded status	$(1,047,832)	$(408,861)	$(103,718)
Unrecognized net actuarial (gain) loss	897,418	266,371	(38,357)
Unrecognized net obligation at transition	(28,808)	(32,008)	(35,208)
Unrecognized prior service cost	30,888	34,319	37,750

Accrued benefit cost at October 1	$(148,334)	$(140,179)	$(139,533)
Contributions made in December	267,961	148,722	135,450

Prepaid (accrued) benefit cost at December 31	$119,627	$8,543	$(4,083)

The following table provides the components of net periodic benefit cost for the plans for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Components of Net Periodic Benefit Cost
Service cost	$144,992	$152,755	$130,666
Interest cost	135,883	120,784	94,479
Expected return on plan assets	(132,839)	(141,564)	(110,772)
Amortization of prior service cost	3,431	3,431	3,431
Amortization of net obligation at transition	(3,200)	(3,200)	(3,200)
Recognized net actuarial loss	4,720	—	—

Net periodic benefit cost	$152,987	$132,206	$114,604

Notes to Consolidated Financial Statements

The assumptions used in the measurement of the Corporation’s benefit obligation are shown in the following table:

	2002	2001	2000
Weighted-Average Assumptions
Discount rate	7.00%	7.50%	7.50%
Expected return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase	5.00%	5.00%	5.00%

The Corporation has also adopted a contributory 401(k) profit sharing plan which covers substantially all employees. Each employee may contribute up to 15% of compensation, subject to statutory limitations. The Corporation matches 50% of employee contributions up to 4% of compensation. The plan also provides for an additional discretionary contribution to be made by the Corporation as determined each year. The amounts charged to expense under this plan for the years ended December 31, 2002, 2001 and 2000 were $39,156, $34,611 and $36,855, respectively.

The Corporation has a nonqualified deferred compensation program which permits key employees and the Board of Directors to defer a portion of their compensation for their retirement. The retirement benefit to be provided is fixed based upon the amount of compensation earned and deferred. Deferred compensation expense amounted to $48,604, $40,078 and $60,276 for the years ended December 31, 2002, 2001 and 2000, respectively.

Concurrent with the establishment of the deferred compensation plan, the Corporation purchased life insurance policies on this key management group, with the Corporation named as owner and beneficiary. These life insurance policies are intended to be utilized as a source for funding the deferred compensation plan. The Corporation has recorded in other assets $267,905 and $240,841 representing cash surrender value of these policies for the years ended December 31, 2002 and 2001, respectively.

Note	9. Stock Option Plans

Employee Incentive Stock Plan

During the year ended December 31, 2000, the Corporation adopted a stock incentive plan for all employees, which is accounted for in accordance with Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. The plan provides that 100,000 shares of the Corporation’s common stock will be reserved for both incentive and non-statutory stock options to purchase common stock of the Corporation. The exercise price per share for incentive stock options and non-statutory stock options shall not be less than the fair market value of a share of common stock on the date of grant, and may be exercised at such times as may be specified by the Board of Directors in the participant’s stock option agreement. Each incentive and non-statutory stock option shall expire not more than ten years from the date the option is granted. The options vest at the rate of one quarter per year from the grant date. There were no stock options granted during 2000.

Notes to Consolidated Financial Statements

A summary of the status of the employee incentive stock plan follows:

	2002		2001
	Number of Shares	Weighted Average Exercise Price	Number of of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	14,912	$12.25	—	$—
Granted	10,805	21.68	16,288	12.25
Exercised	(203)	12.25	—	—
Forfeited	(1,039)	13.89	(1,376)	12.25

Outstanding at year end	24,475	16.34	14,912	12.25

Exercisable at year end	3,460	12.25	—	—

Weighted average fair value of options granted during the year		6.74		5.04

Director Incentive Stock Plan

During the year ended December 31, 2000, the Corporation adopted a stock option plan for outside directors. The Corporation applies APB Opinion 25 and related interpretations in accounting for the stock option plan. The plan provides that 10,000 shares of the Corporation’s common stock will be reserved for non-statutory stock options to purchase common stock of the Corporation. The exercise price per share for each non-statutory stock option shall not be less than the fair market value of a share of common stock on the date of grant, and may be exercised at such times as may be specified by the Board of Directors in the participant’s stock option agreement. Each non-statutory stock option shall expire not more than ten years from the date the option is granted. The options vest at a rate of one quarter per year from the grant date. There were no stock options granted during 2000.

A summary of the director incentive stock plan follows:

	2002		2001
	Number of Shares	Weighted Average Exercise Price	Number of of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,010	$12.41	—	$—
Granted	800	22.40	2,010	12.41

Outstanding at year end	2,810	15.25	2,010	12.41

Exercisable at year end	503	12.41	—	—

Weighted average fair value of options granted during the year		6.87		5.11

Notes to Consolidated Financial Statements

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2002	2001
Dividend yield	2.85%	1.41%
Expected life	10 years	10 years
Expected volatility	27.56%	29.64%
Risk-free interest rate	4.92%	4.92%

Information pertaining to options outstanding at December 31, 2002 is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Remaining Contractual Life	Average Number Outstanding	Weighted Exercise Price	Average Number Exercisable	Weighted Exercise Price
$2.25	8 years	15,773	$12.25	3,944	$12.25
16.51	8.5 years	75	16.51	19	16.51
16.55-19.00	9 years	1,750	17.95	—	—
22.40	9.5 years	9,687	22.40	—	—

Note	10. Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential stock. Potential dilutive common stock had no effect on income available to common stockholders.

	2002		2001		2000
	Shares	Per Share	Share	Per Share	Shares	Per Share
Basic earnings per share	1,175,018	$1.52	1,170,973	$1.71	1,167,814	$1.58
Effect of dilutive stock options	6,540		3,348		—

Diluted earnings per share	1,181,558	$1.51	1,174,321	$1.71	1,167,814	$1.58

The Company has granted options to employees and directors to purchase 9,687 shares during the year ended December 31, 2002. Those options were not included in the computation of diluted earnings per share because the exercise price of those options exceeded the average market price of the common shares during the year. There were no antidilutive shares outstanding for the year ended December 31, 2001.

Notes to Consolidated Financial Statements

Note 11.   Related Party Transactions

In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with its executive officers, directors, and their affiliates. All such loans are made on substantially the same terms as those prevailing at the time for comparable loans to unrelated persons. Loans to such borrowers are summarized as follows:

	2002	2001
Balance, beginning of year	$3,569,660	$2,542,520
New loans originated	3,086,952	2,137,680
Repayments	(1,808,612)	(1,110,540)

Balance, end of year	$4,848,000	$3,569,660

Note 12.   Commitments and Contingent Liabilities

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the accompanying consolidated financial statements. The Bank does not anticipate losses as a result of these transactions. See Note 15 with respect to financial instruments with off-balance-sheet risk.

As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2002 and 2001, the aggregate amount of daily average required balances were approximately $951,000 and $889,000, respectively.

The Bank is required to maintain certain required reserve balances with a correspondent bank. Those required balances were $2,300,000 and $2,400,000 for 2002 and 2001, respectively.

Note 13.   Dividend Limitations on Affiliate Bank

Transfers of funds from the banking subsidiary to the parent corporation in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2002, the aggregate amount of unrestricted funds, which could be transferred from the banking subsidiary to the parent corporation, without prior regulatory approval, totaled $3,791,116.

Notes to Consolidated Financial Statements

Note 14.   Concentration of Credit Risk

The Bank has a diversified loan portfolio consisting of commercial, real estate and consumer (installment) loans. Substantially all of the Bank’s customers are residents or operate business ventures in its market area consisting of Essex, King William, Hanover, Henrico and adjacent counties. Therefore, a substantial portion of its debtors’ ability to honor their contracts and the Bank’s ability to realize the value of any underlying collateral, if needed, is influenced by the economic conditions in this market area.

The Bank maintains a portion of its cash balances with several financial institutions located in its market area. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances were approximately $3,046,000 and $2,415,000 at December 31, 2002 and 2001, respectively.

Note 15.   Financial Instruments With Off-Balance-Sheet Risk

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of the contract amounts of the Bank’s exposure to off-balance-sheet risk as of December 31, 2002 and 2001, is as follows:

	2002	2001
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$36,939,000	$32,031,000
Standby letters of credit	3,834,000	1,571,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Notes to Consolidated Financial Statements

Unfunded commitments under commercial lines-of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are generally uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s evaluation of the counterparty. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

Note 16.   Minimum Regulatory Capital Requirements

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and 2001, that the Corporation and Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Notes to Consolidated Financial Statements

The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2002 and 2001, are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2002:
Total Capital (to Risk Weighted Assets) Consolidated	$20,887	11.6%	$14,415	8.0%	N/A	N/A
Bank of Essex	$20,611	11.5%	$14,310	8.0%	$17,887	10.0%
Tier 1 Capital (to Risk Weighted Assets) Consolidated	$18,771	10.4%	$7,208	4.0%	N/A	N/A
Bank of Essex	$18,495	10.3%	$7,155	4.0%	$10,732	6.0%
Tier 1 Capital (to Average Assets) Consolidated	$18,771	8.1%	$9,230	4.0%	N/A	N/A
Bank of Essex	$18,495	8.0%	$9,230	4.0%	$11,538	5.0%

As of December 31, 2001:
Total Capital (to Risk Weighted Assets) Consolidated	$19,464	11.1%	$13,975	8.0%	N/A	N/A
Bank of Essex	$19,294	11.1%	$13,964	8.0%	$17,455	10.0%
Tier 1 Capital (to Risk Weighted Assets) Consolidated	$17,380	10.0%	$6,988	4.0%	N/A	N/A
Bank of Essex	$17,210	9.9%	$6,982	4.0%	$10,473	6.0%
Tier 1 Capital (to Average Assets) Consolidated	$17,380	8.4%	$8,267	4.0%	N/A	N/A
Bank of Essex	$17,210	8.3%	$8,269	4.0%	$10,337	5.0%

Note	17. Fair Value of Financial Instruments and Interest Rate Risk

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments

For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Notes to Consolidated Financial Statements

Securities

For securities held for investment purposes, fair values are based on quoted market prices or dealer quotes.

Loans Held for Sale

Fair value of loans held for sale is based on commitments on hand from investors or prevailing market prices.

Loans Receivable

For certain homogeneous categories of loans, such as some residential mortgages, and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposit Liabilities

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Federal Home Loan Bank Advances

The fair values of the Corporation’s long-term borrowings are estimated using discounted cash flow analyses based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

Notes to Consolidated Financial Statements

At December 31, 2002 and 2001, the difference between the carrying amounts of loan commitments and stand-by letters of credit and their fair values was deemed to be immaterial.

The estimated fair values of the Corporation’s financial instruments are as follows:

	2002		2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial assets:
Cash and short-term investments	$5,603	$5,603	$6,093	$6,093
Federal funds sold	2,305	2,305	7,617	7,617
Securities	46,568	46,568	39,613	39,613
Loans held for sale	1,131	1,131	906	906
Loans, net of allowance	161,722	168,395	151,877	158,696
Accrued interest receivable	1,260	1,260	1,447	1,447

Financial liabilities:
Deposits	$201,261	$204,146	$188,497	$191,893
Federal Home Loan Bank advances	4,000	4,036	8,000	7,970
Accrued interest payable	493	493	610	610

The Bank assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Bank’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Bank. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Bank’s overall interest rate risk.

Notes to Consolidated Financial Statements

Note 18.    Parent Corporation Only Financial Statements

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

(Parent Corporation Only)

Balance Sheets

December 31, 2002 and 2001

Assets	2002	2001
Cash	$180,391	$97,613
Investment in subsidiaries, at cost, plus undistributed net income	21,070,454	18,831,957
Securities available for sale	110,613	132,776
Other assets	5,105	6,890

Total assets	$21,366,563	$19,069,236

Liabilities and Stockholders’ Equity
Liabilities	$20,903	$21,757

Stockholders’ Equity
Common stock	$5,889,245	$5,870,390
Additional paid-in capital	4,931,233	4,874,752
Retained earnings	8,947,358	7,788,467
Accumulated other comprehensive income, net	1,577,824	513,870

Total stockholders’ equity	$21,345,660	$19,047,479

Total liabilities and stockholders’ equity	$21,366,563	$19,069,236

Notes to Consolidated Financial Statements

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

(Parent Corporation Only)

Statements of Income

Three Years Ended December 31, 2002

	2002	2001	2000
Income:
Dividends from subsidiary	$623,000	$690,855	$583,466
Dividends on other securities	1,658	2,202	—

Total income	$624,658	$693,057	$583,466

Expenses:
Other	73	—	98,266

Income before allocated tax benefit (provision) and undistributed income of subsidiary	$624,585	$693,057	$485,200

Allocated income tax benefit (expense)	(2,809)	6,890	33,800

Income before equity in undistributed income of subsidiary	$621,776	$699,947	$519,000

Equity in undistributed income of subsidiary	1,159,914	1,307,175	1,324,027

Net income	$1,781,690	$2,007,122	$1,843,027

Notes to Consolidated Financial Statements

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

(Parent Corporation Only)

Statements of Cash Flows

Three Years Ended December 31, 2002

	2002	2001	2000
Cash Flows from Operating Activities
Net income	$1,781,690	$2,007,122	$1,843,027
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash dividend from subsidiary	—	—	(42,674)
(Increase) decrease in other assets	1,785	(6,890)	—
Deferred tax (benefit) provision	6,680	(2,525)	(33,800)
Undistributed earnings of subsidiary	(1,159,914)	(1,307,175)	(1,324,027)
Increase (decrease) in liabilities	—	(95,067)	108,006

Net cash provided by operating activities	$630,241	$595,465	$550,532

Cash Flows from Financing Activities
Stock issuance costs	$—	$—	$(9,740)
Cash dividends paid	(622,716)	(585,683)	(548,861)
Net proceeds from issuance of common stock	75,336	67,869	28,069
Cash paid for fractional shares	(83)	(38)	—

Net cash used in financing activities	$(547,463)	$(517,852)	$(530,532)

Increase in cash and cash equivalents	$82,778	$77,613	$20,000

Cash and Cash Equivalents
Beginning	97,613	20,000	—

Ending	$180,391	$97,613	$20,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the town of Tappahannock, State of Virginia, on March 27, 2003.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

By:	/s/ BRUCE E. THOMAS
Bruce E. Thomas
Senior Vice President and Chief Financial Officer

Date: March 27, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ GEORGE M. LONGEST, JR. George M. Longest, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ BRUCE E. THOMAS Bruce E. Thomas	Senior Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)

/s/ ALEXANDER F. DILLARD, JR. Alexander F. Dillard, Jr.	Chairman of the Board

/s/ R. Harding Ball R. Harding Ball	Director

/s/ R. Tyler Bland, III R. Tyler Bland, III	Director

/s/ L. McCauley Chenault L. McCauley Chenault	Director

/s/ Frances H. Ellis Frances H. Ellis	Director

/s/ George B. Elliott George B. Elliott	Director

/s/ Philip T. Minor Philip T. Minor	Director

/s/ William Guy Townsend William Guy Townsend	Director

CERTIFICATION

I, George M. Longest, Jr., certify that:

1. I have reviewed this annual report on Form 10-KSB of BOE Financial Services of Virginia, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/    GEORGE M. LONGEST, JR.

————————————————————

                    President and Chief Executive Officer

CERTIFICATION

I, Bruce E. Thomas, certify that:

1. I have reviewed this annual report on Form 10-KSB of BOE Financial Services of Virginia, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/    BRUCE E. THOMAS

——————————————————————

Chief Financial Officer