Form 10QSB
period 2003-03-31
BOE FINANCIAL SERVICES OF VIRGINIA INC
filed 2003-05-15
CIK 1109848

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

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

Check whether the issuer (1)filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of May 12, 2003.

Class	Outstanding at May 12, 2003

Common Stock, $5.00 par value	1,178,202

Transitional Small Business Disclosure Format
(Check one):

Yes ☐	No ☒

BOE Financial Services of Virginia, Inc.

FORM 10-QSB

PART I – FINANCIAL INFORMATION

Item 1.  – Financial Statements

BOE FINANCIAL SERVICES OF VA.,  INC.
Consolidated Balance Sheets
(in Thousands)

	March 31, 2003	December 31, 2002

	(Unaudited)
ASSETS
Cash and due from banks	$8,227	$5,603
Federal funds sold	0	2,305
Securities available for sale
U.S. Government agencies (book value of $7,161-2003 and $8,873-2002)	7,349	9,144
Obligations of state and political subdivisions (book value of $29,221-2003 and $28,647-2002)	31,026	30,275
Other Securities (book value of $5,414-2003 and $5,574-2002)	5,891	6,069
Loans held for resale	470	1,131
Loans	166,354	163,838
Less: Allowance for loan loss	(2,191)	(2,116)

Net loans	164,163	161,722
Bank premises and equipment, net	6,763	6,635
Accrued interest receivable	1,296	1,260
Intangible assets, net	996	1,028
Other assets	2,781	2,939

Total assets	$228,962	$228,111

See accompanying notes to consolidated financial statements.

Page: 1

BOE FINANCIAL SERVICES OF VA., INC.
Consolidated Balance Sheets

	March 31, 2003	December 31, 2002

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing deposits	$18,874	$17,784
Interest bearing deposits	181,715	183,477

Total deposits	200,589	201,261
Federal funds purchased	689	0
Federal Home Loan Bank advances	4,000	4,000
Accrued interest payable	417	493
Other liabilities	1,325	1,011

Total liabilities	207,020	206,765

Commitments
Stockholders’ equity Common stock, $5.00 par value	5,891	5,889

	3/31/03	12/31/02

Shares auth.	10,000,000	10,000,000
Shares o/s	1,178,202	1,177,849
Paid in capital			4,934	4,931
Accumulated other comprehensive income			1,631	1,578
Retained earnings			9,486	8,948

Total stockholders’ equity			21,942	21,346

Total liabilities and stockholders’ equity			$228,962	$228,111

See accompanying notes to consolidated financial statements.

Page: 2

BOE FINANCIAL SERVICES OF VA., INC.
Consolidated Statements of Earnings
(In Thousands)

	Three Months Ended March 31,

	2003	2002

	(Unaudited)
Interest Income
Interest and fees on loans	$2,781	$2,898
Interest on federal funds sold	2	24
Interest on U.S. Treasury securities and U.S. Agency Obligations	83	114
Interest on obligations of state and political subdivisions	282	318
Interest on other securities	130	101
Other interest income	1	0

Total interest income	$3,279	$3,455
Interest Expense
Interest on savings and interest bearing deposits	123	233
Interest on certificates of deposit	964	1,276
Interest on federal funds purchased	4	0
Interest Federal Home Loan Bank advances	27	54

Total interest expense	1,118	1,563

Net interest income	2,161	1,892
Provision for loan losses	250	100

Net interest income after provision for loan losses	1,911	1,792

Noninterest Income
Service charges on deposit accounts	181	181
Securities gains -net	17	0
Gains on sale of loans	19	14
Other fee income	46	35
All other noninterest income	86	51

Total noninterest income	349	281

Noninterest Expense
Salaries and employee benefits	885	726
Premises and fixed assets	204	230
Other expenses	490	466

Total noninterest expense	1,579	1,422

Income before income taxes	681	651
Income taxes	143	140

Net income	$538	$511

Earnings per share, basic	$0.46	$0.43
Earnings per share, diluted	$0.45	$0.43

See accompanying notes to consolidated financial statements.

Page: 3

BOE FINANCIAL SERVICES OF VA., Inc.
Consolidated Statements of Cash Flows
(in Thousands)

	Three Months Ended March 31,

	2003	2002

	(Unaudited)
Cash Flows from Operating Activities
Net income	$538	$511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121	131
Origination of loans held for sale	(1,709)	(905)
Proceeds from sale of loans held for sale	2,389	1,764
Provision for loan losses	250	100
Net amortization (accretion) on securities	56	28
Net (gain) on sale of securities	(17)	—
(Gain) on sale of loans	(19)	(14)
(Increase) decrease in accrued interest receivable and other assets	95	(51)
Increase in accrued expenses and other liabilities	238	85

Net cash provided by operating activities	$1,942	$1,649

Cash Flows from Investing Activities
Proceeds from sale of securities available-for-sale	568	—
Proceeds from maturities and calls of securities available-for-sale	1,292	1,442
Purchase of securities available for sale	(597)	(6,130)
Net (increase) in loans to customers	(2,691)	(4,125)
Decrease in federal funds sold	2,305	4,837
Capital expenditures	(217)	(37)

Net cash provided by (used in) investing activities	$660	$(4,013)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(672)	2,113
Exercise of stock options	5	—
Increase in federal funds purchased	689	—

Net cash provided by financing activities	$22	—
Net increase (decrease) in cash and cash equivalents	$2,624	$(251)
Cash and Cash Equivalents
Beginning of period	5,603	6,093

End of period	$8,227	$5,842

Supplemental disclosure of cash flow information
Cash paid during the year
Interest	$1,194	$1,610

Income Taxes	$0	$10

See accompanying notes to consolidated financial statements.

Page: 4

BOE Financial Services of Virginia, Inc.
Statement of Changes in Stockholders’ Equity
For the Three Month Periods Ended March 31, 2003 and 2002
(in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total

Balance, December 31, 2001	$5,870	$4,875	$7,788	$514		$19,047
Comprehensive Income:
Net income			511		$511	511
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of deferred taxes					(63)

Other comprehensive income, net of tax:				(63)	(63)	(63)

Total comprehensive income					448

Balance, March 31, 2002	$5,870	$4,875	$8,299	$451		$19,495

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total

Balance, December 31, 2002	$5,889	$4,931	$8,948	$1,578		$21,346
Comprehensive Income:
Net income			538		$538	538
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of deferred taxes					64
Less: Reclassification adjustment, net of tax					(11)

Other comprehensive income, net of tax:				53	53	53

Total comprehensive income					591

Issuance of common stock under Employee Stock Option Plan	2	3				5

Balance, March 31, 2003	$5,891	$4,934	$9,486	$1,631		$21,942

See accompanying notes to financial statements.

Page:  5

BOE FINANCIAL SERVICES OF VA., INC.
Notes to Consolidated Financial Statements
(unaudited)

1.       The accounting and reporting policies of the registrant conform to accounting principles generally accepted in the United States of America and to the general practices within the banking industry.  The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included.  Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

          These financial statements should be read in conjunction with the financial statements and the footnotes included in the registrant’s 2002 Annual Report to Shareholders.

2.       Earnings per share are based on the weighted average number of common shares and common stock equivalents outstanding during the applicable periods.

	March 31, 2003		March 31, 2002

	Shares	Per Share	Shares	Per Share

Basic earnings per share	1,177,924	$0.46	1,174,078	$0.43
Effect of dilutive stock options	6,624		6,085

Diluted earnings per share	1,184,548	$0.45	1,180,163	$0.43

3.       Loans are shown on the balance sheets net of unearned discounts and the allowance for loan losses.  Interest is computed by methods which result in level rates of return on principal.  Loans are charged off when in the opinion of management they are deemed to be uncollectable after taking into consideration such factors as the current financial condition of the customer and the underlying collateral and guarantees.  Loan fees and origination costs are deferred and the net amount amortized as an adjustment of the related loans yield using the level yield method.  Bank of Essex (the “Bank”), a wholly owned subsidiary of the registrant, is amortizing these amounts over the contractual life of the related loans.

4.       At March 31, 2003, the Company had a stock-based employee compensation plan.  The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share as if the Corporation had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Periods Ended March 31,	2003	2002

Net income, as reported	$538	$511
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(10)	(8)

Pro forma net income	$528	$503

Earnings per share:
Basic-as reported	$0.46	$0.43

Basic-pro forma	$0.45	$0.43

Diluted-as reported	$0.45	$0.43

Diluted-pro forma	$0.45	$0.43

Page:  6

Item 2.    – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          CRITICAL ACCOUNTING POLICIES

General
          The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP).  The financial information contained within the statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred.  A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability.  The Company uses historical loss factors as one factor in determining the inherent loss that may be present in its loan portfolio.  Actual losses could differ significantly from the historical factors that the Company uses.  In addition, GAAP itself may change from one previously acceptable method to another method.  Although the economics of the Company’s transactions would be the same, the timing of events that would impact its transactions could change.

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

Intangibles
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

The following discussion is intended to assist readers in understanding and evaluating the financial condition and results of operations of BOE Financial Services of Virginia, Inc. (“BOE” or “the Company” and the Bank).  This section should be read in conjunction with BOE’s consolidated financial statements and accompanying notes included elsewhere in this report.

Overview
          On March 31, 2003 BOE had total assets of $229.0 million, an increase of $851,000 or 0.4% from $228.1 million at December 31, 2002.  Total assets at March 31, 2002 were $219.8 million.  The March 31, 2003 total assets figure represents an increase of 4.2% or $9.2 million over one year ago.

          Total loans amounted to $166.4 million on March 31, 2003, an increase of $2.5 million, or 1.5% over the December 31, 2002 total loans of $163.8 million. This March 31, 2003 figure represents an increase of $8.4 million or 5.3% over total loans of $158.0 million on March 31, 2002.

          The Company’s securities portfolio decreased $1.2 million, or 2.7% from $45.5 million at December 31, 2002 to $44.3 million at March 31, 2003. Total securities were $42.8 million on March 31, 2002.  Federal funds purchased were $689,000 on March 31, 2003, at December 31, 2002 BOE had sold $2.3 million of federal funds. The Bank had federal funds sold of $2.8 million as of March 31, 2002.

          The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under SFAS 115.  The market value of the March 31, 2003 securities available-for-sale portfolio was $44.3 million compared to $45.5 million at December 31, 2002 and $42.8 million at March 31, 2002. The impact of the change in market value of AFS securities, net of deferred income taxes, is reflected in the Statement of Changes in Stockholder’s Equity under Accumulated Other Comprehensive Income.  On March 31, 2003 $2.5 million represented the Company’s net unrealized gain on AFS securities compared to $2.4 million at December 31, 2002 and a net unrealized gain of $683,000 at March 31, 2002.  These totals are also reported on the Balance Sheet under Stockholder’s Equity on the Accumulated Other Comprehensive Income line.

          Total deposits at March 31, 2003 were $200.6 million.  This $672,000 decrease is 0.3% less than total deposits of $201.3 million at December 31, 2002 and $10.0 million, or 5.2% greater than total deposits of $190.6 million at March 31, 2002.

          Stockholder’s equity at March 31, 2003 was $21.9 million and represented 9.6% of total assets.  Stockholder’s equity was $21.3 million, or 9.4% of total assets at December 31, 2002 and $19.5 million, or 8.9% of total assets at March 31, 2002.

Results of Operations
Net Income
          Net income was $538,000 for the first quarter of 2003, or $0.45 per diluted share.  This compares to net income of $511,000, or $0.43 per diluted share in the first quarter of 2002.  The increase in earnings through one quarter of 2003 over 2002 was $27,000, or 5.3%.

          The increase in earnings was primarily attributable to an increase of 6.6% or $119,000 in net interest income after provision for loan losses.  Net interest income after provision for loan losses of $ 1,911,000 in the first quarter of 2003 compared to net interest income after provision for loan losses of $1,792,000 for the same period in 2002.

          Also contributing to the increase in net income for the first quarter of 2003 compared to the same period in 2002 was a $51,000 increase in noninterest income and a $17,000 increase

Page: 8

in securities gains.  These increases were offset by an increase of 11.0%, or $157,000 in noninterest expenses and a $3,000 increase in income tax expense.

Net Interest Income
          The Bank’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities.  At March 31, 2003 the Company’s interest-earning assets exceeded its interest-bearing liabilities by approximately $22.5 million, compared with a $22.85 million excess one year ago. Net interest margins were 4.13% through March 31, 2003 compared to 4.05% through March 31, 2002.

          Annualized net interest income on a tax-equivalent basis through three months of 2003 increased by 6.10% to $8.7 million from $8.2 million for the same period a year ago.  Through the first three months of 2003 the Company’s yield on earning assets was 6.25%, down from 7.13% a year ago, while its cost of average interest bearing liabilities decreased from 3.63% to 2.41% during the same period.  The Bank has outstanding on a line of credit from the Federal Home Loan Bank of Atlanta a loan at $4,000,000 at a rate of 2.75%.  This loan matures November 2, 2003. The Company’s loan-to-deposit ratio was 82.9% on March 31, 2003 and 2002.

Provision for Credit Losses
          The Bank’s provision for credit losses increased to $250,000 for the first quarter of 2003 compared to $100,000 in the first quarter of 2002 due to growth in the loan portfolio, known and inherent risks in the portfolio, and economic conditions.  Net charged-off loans were $174,000 in the first quarter of 2003 and $112,000 in the first quarter of 2002.

The increase in provision in the first quarter of 2003 over the first quarter of 2002 was due to recognition of non-performing assets.  The allowance for loan losses as a percentage of total loans was 1.32%, 1.29%, and 1.31%, respectively as of March 31, 2003, December 31, 2002 and March 31, 2002.

Noninterest Income
          Noninterest income, including gains/(losses) on securities was $349,000 in the first quarter of 2003 compared to $281,000 in the same period of 2002.  This represents an increase of 24.2%, or $68,000.  Service charges on deposit accounts were $181,000 in both the first quarters of 2003 and 2002.  Other fee income increased 31.4%, from $35,000 in the first quarter of 2002 to $46,000 in the first quarter of 2003. In the first quarter of 2003 the Company realized gains on available-for-sale securities of $17,000 and in the first quarter of 2002 there were no sales from the securities portfolio.  All other noninterest income increased 68.6% or $35,000, from $51,000 in the first quarter of 2002 to $86,000 in the first quarter of 2003.  This increase was the result of increased income in the Company’s investment program under Essex Services, Inc.

Noninterest Expenses
          Noninterest expenses increased $157,000 or 11.0%, from $1.4 million in the first quarter of 2002 to $1.6 million in the first quarter of 2003.  Salaries and employee benefits comprised the largest component of this increase, $159,000, from $726,000 in the first quarter of 2002 to $885,000 in the first quarter of 2003.

Income Taxes
          Income tax expense through March 31, 2003 was $143,000.  This represents a $3,000, or 2.1% increase over $140,000 in income tax expense for the same period in 2002.

Asset Quality
          The Company’s allowance for credit losses totaled $2.2 million on March 31, 2003 or 1.32% of total loans, as compared to 1.29% at December 31, 2002 and 1.31% on March 31, 2002.  On March 31, 2003 the Company had nonaccruing assets of $2.454 million compared to $676,000 on

Page: 9

March 31, 2002.  Loans past due and still accruing interest totaled $3.596 million on March 31, 2002 compared to $215,000 on March 31, 2003.

          The decrease in loans past due and still accruing interest from March 31, 2002 to March 31, 2003 and increase in nonaccruing assets during the same period is the result of a more stringent recognition by the Company on when loans are to be placed on a nonaccruing status.

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

          At March 31, 2003 the Bank’s ratio of total capital to risk-weighted assets was 11.80% and its ratio of Tier 1 Capital to risk-weighted assets was 10.60%. The Bank’s leverage ratio (Tier I capital to average adjusted total assets)was 8.56%.  These ratios exceed regulatory minimums.

Item 3.  Controls and Procedures

          Within 90 days prior to the date of this report, the Company has carried out an evaluation, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based on that evaluation, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II - OTHER INFORMATION

Item 1.   –Legal Proceedings

   None

Item 2.   –Changes in Securities

   None

Item 3.   –Defaults Upon Senior Securities

   None

Item 4.     Submission of Matters to a Vote of Security Holders

   None

Page: 10

Item 5.   –Other Information

   None

Item 6.   –Exhibits and Reports on Form 8-K

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

	3(b)	Bylaws (Appendix 2 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement (No. 333-33260) filed March24, 2000, incorporated by reference).

	10(a)	The Corporation’s Stock Incentive Plan (Appendix 3 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement (No. 333-33260) filed March 24, 2000, incorporated by reference).

	10(b)	First Amendment to the Corporation’s Stock Incentive Plan(Exhibit 99(b) to Form S-8 Registration Statement(No. 333-49538) filed November 8, 2000, incorporated by reference).

10(c)

The Corporation’s Stock Option Plan for Outside Directors(Appendix 4 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement (No. 333-33260) filed March 24, 2000, incorporated by reference).

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

BOE FINANCIAL SERVICES oF VIRGINIA, INC.
(Registrant)

5/14/03	By:	/s/ GEORGE M. LONGEST, JR.

(Date)		(Signature) George M. Longest, Jr. President and Chief Executive Officer

5/14/03	By:	/s/ BRUCE E. THOMAS

(Date)		(Signature) Bruce E. Thomas Secretary, Vice President & Chief Financial Officer

Page:  12

I George M. Longest, Jr., certify that:

          1.     I have reviewed this quarterly report on Form 10-QSB of BOE Financial Services of Virginia, Inc.;

          2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

          4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                    (a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                    (b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                    (c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

                    (a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                    (b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.     The registrants’ other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003
/s/ GEORGE M. LONGEST, JR.

George M. Longest, Jr., President & Chief Executive Officer

Page:  13

I Bruce E. Thomas, certify that:

          1.     I have reviewed this quarterly report on Form 10-QSB of BOE Financial Services of Virginia, Inc.;

          2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

          4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                    a.     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                    b.     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                    c.     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

                    a.     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                    b.     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.     The registrants’ other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003
/s/ BRUCE E. THOMAS

Bruce E. Thomas, Senior Vice President/Chief Financial Officer

Page:  14