Form 10QSB
period 2003-06-30
BOE FINANCIAL SERVICES OF VIRGINIA INC
filed 2003-08-14
CIK 1109848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of July 31, 2003.

Class	Outstanding at July 31, 2003

Common Stock, $5.00 par value	1,180,320

Transitional Small Business Disclosure Format

(Check one):

Yes ☐        No ☒

BOE Financial Services of Virginia, Inc.

FORM 10-QSB

INDEX

PART I—FINANCIAL INFORMATION

BOE FINANCIAL SERVICES OF VA., INC.

Consolidated Balance Sheets

(in Thousands)

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

	June 30, 2003	December 31, 2002
ASSETS	(Unaudited)
Cash and due from banks	$8,616	$5,603
Federal funds sold	5,009	2,305
Securities available for sale
U.S. Government agencies (book value of $7,343-2003 and $8,874-2002)	7,525	9,144
Obligations of state and political subdivisions (book value of $29,841-2003 and $28,647-2002)	32,074	30,275
Other Securities (book value of $5,262-2003 and $5,576-2002)	5,810	6,069

Loans held for resale	145	1,131

Loans	166,713	163,838
Less: Allowance for loan losses	(2,170)	(2,116)

Net loans	164,543	161,722

Bank premises and equipment, net	6,653	6,635
Accrued interest receivable	1,216	1,260
Intangible assets, net	965	1,028
Other assets	2,847	2,939

Total assets	$235,403	$228,111

See accompanying notes to consolidated financial statements.

BOE FINANCIAL SERVICES OF VA., INC.

Consolidated Balance Sheets

			June 30, 2003	December 31, 2002
			(Unaudited)
	LIABILITIES AND STOCKHOLDERS’ EQUITY

	Deposits
	Noninterest bearing deposits		$21,141	$17,784
	Interest bearing deposits		185,606	183,477

	Total deposits		206,747	201,261

	Federal Home Loan Bank advances		4,000	4,000
	Accrued interest payable		400	493
	Other liabilities		1,628	1,011

	Total liabilities		212,775	206,765

	Commitments
	Stockholders’ equity
	Common stock, $5.00 par value		5,902	5,889

	6/30/03	12/31/02
Shares auth.	10,000,000	10,000,000
Shares o/s	1,180,320	1,177,849
	Paid in capital		4,967	4,931
	Accumulated other comprehensive income		1,956	1,578
	Retained earnings		9,803	8,948

	Total stockholders’ equity		22,628	21,346

	Total liabilities and stockholders’ equity		$235,403	$228,111

See accompanying notes to consolidated financial statements.

BOE FINANCIAL SERVICES OF VA., INC.

Consolidated Statements of Earnings

(in Thousands)

	Three Months Ended June 30,
	2003	2002
	(Unaudited)
Interest Income
Interest and fees on loans	$2,888	$2,926
Interest on federal funds sold	6	3
Interest on U.S. Treasury securities and U.S. Agency Obligations	60	108
Interest on obligations of state and political subdivisions	395	342
Interest on other securities	33	99
Other interest income	2	0

Total interest income	3,384	3,478

Interest Expense
Interest on savings and interest bearing deposits	124	215
Interest on certificates of deposit	917	1,177
Interest on federal funds purchased	0	3
Interest Federal Home Loan Bank advances	28	55

Total interest expense	1,069	1,450

Net interest income	2,315	2,028
Provision for loan losses	150	170

Net interest income after provision for loan losses	2,165	1,858

Noninterest Income
Service charges on deposit accounts	171	182
Securities gains (losses) -net	5	(1)
Gains/(losses) on sale of loans	22	(18)
Other fee income	94	62
All other noninterest income	41	95

Total noninterest income	333	320

Noninterest Expense
Salaries and employee benefits	939	808
Premises and fixed assets	220	214
Intangible premium amortization	32	32
Other expenses	500	460

Total noninterest expense	1,691	1,514

Income before income taxes	807	664
Income taxes	170	140

Net income	$637	$524

Earnings per share, basic	$0.54	$0.45
Earnings per share, diluted	$0.54	$0.44

See accompanying notes to consolidated financial statements.

BOE FINANCIAL SERVICES OF VA., Inc.

Consolidated Statements of Earnings

(in Thousands)

	Six Months Ended June 30,
	2003	2002
	(Unaudited)
Interest Income
Interest and fees on loans	$5,669	$5,824
Interest on federal funds sold	8	27
Interest on U.S. Treasury securities and U.S. Agency Obligations	143	222
Interest on securities issued by state and political subdivisions in the U.S	677	660
Interest on other securities	163	200
Other interest income	3	0

Total interest income	6,663	6,933

Interest Expense
Interest on savings and interest bearing deposits	247	448
Interest on certificates of deposit	1,881	2,453
Interest on federal funds purchased	4	3
Interest Federal Home Loan Bank advances	55	109

Total interest expense	2,187	3,013

Net interest income	4,476	3,920
Provision for loan losses	400	270

Net interest income after provision for loan losses	4,076	3,650

Noninterest Income
Service charges on deposit accounts	352	363
Securities gains (losses) -net	22	(1)
Gains/(losses) on sale of loans	41	(4)
Other fee income	140	97
All other noninterest income	126	146

Total noninterest income	681	601

Noninterest Expense
Salaries and employee benefits	1,824	1,534
Premises and fixed assets	424	444
Intangible premium amortization	63	63
Other expenses	959	895

Total noninterest expense	3,270	2,936

Income before income taxes	1,487	1,315
Income taxes	313	280

Net income	$1,174	$1,035

Earnings per share, basic	$1.00	$0.88
Earnings per share, diluted	$0.99	$0.88

See accompanying notes to consolidated financial statements.

BOE FINANCIAL SERVICES OF VA., Inc.

Consolidated Statements of Cash Flows

(in Thousands)

	Six Months Ended June 30,
	2003	2002
	(Unaudited)
Cash Flows from Operating Activities
Net income	$1,174	$1,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	247	197
Origination of loans held for sale	(4,421)	(1,759)
Proceeds from sale of loans held for sale	5,448	2,661
Provision for loan losses	400	270
Net (accretion) on securities	(100)	(59)
Net (gain) loss on sale of securities	(22)	7
(Gain) loss on sale of loans	(41)	4
(Increase) in accrued interest receivable and other assets	(58)	(164)
Increase in accrued expenses and other liabilities	524	28

Net cash provided by operating activities	$3,151	$2,214

Cash Flows from Investing Activities
Proceeds from sale of securities available-for-sale	561	1,153
Proceeds from maturities and calls of securities available-for-sale	3,240	3,045
Purchase of securities available for sale	(3,028)	(6,817)
Net (increase) in loans to customers	(3,221)	(8,303)
(Increase) decrease in federal funds sold	(2,704)	7,617
Capital expenditures	(202)	(61)

Net cash (used in) investing activities	$(5,354)	$(3,366)

Cash Flows from Financing Activities
Net increase in deposits	5,486	1,386
Proceeds from issuance of common stock	49	39
Increase in federal funds purchased	0	150
Dividends paid	(319)	(304)

Net cash provided by financing activities	$5,216	1,271

Net increase in cash and cash equivalents	$3,013	$119
Cash and Cash Equivalents
Beginning of period	5,603	6,093

End of period	$8,616	$6,212

Supplemental disclosure of cash flow information
Cash paid during the year
Interest	$2,280	$3,116

Income Taxes	$96	$325

See accompanying notes to consolidated financial statements.

Statement of Changes in Stockholders’ Equity

For the Six Month Periods Ended June 30, 2003 and 2002

(in thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2001	$5,870	$4,875	$7,788	$514		$19,047
Comprehensive Income:
Net income			1,035		$1,035	1,035
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of deferred taxes					504
Add: Reclassification adjusment, net of tax					1

Other comprehensive income, net of tax				505	505

Total comprehensive income					1,540

Cash dividends, $0.26 per share			(304)			(304)
Issuance of common stock under dividend reinvestment plan	9	28
Issuance of common stock under Employee Stock Option Plan	1	1

Balance, June 30, 2002	$5,880	$4,904	$8,519	$1,019		$20,322

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2002	$5,889	$4,931	$8,948	$1,578		$21,346
Comprehensive Income:
Net income			1,174		$1,174	1,174
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of deferred taxes					393

Less: Reclassification adjusment, net of tax
					(15)

Other comprehensive income, net of tax				378	378	378

Total comprehensive income					1,552

Cash dividends, $0.27 per share			(319)			(319)
Issuance of common stock under dividend reinvestment plan	8	28
Issuance of common stock under Employee Stock Option Plan	5	8

Balance, June 30, 2003	$5,902	$4,967	$9,803	$1,956	$	$22,628

See accompanying notes to consolidated financial statements.

BOE FINANCIAL SERVICES OF VA., INC.

Notes to Consolidated Financial Statements

(in Thousands)

(Unaudited)

1. The accounting and reporting policies of the registrant conform to accounting principles generally accepted in the United States of America and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three month and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

These financial statements should be read in conjunction with the financial statements and the footnotes included in the registrant’s 2002 Annual Report to Shareholders.

2. Earnings per share are based on the weighted average number of common shares and common stock equivalents outstanding during the applicable periods. The following is a summary of the basic and diluted earnings per share calculation for the three and six months ended June 30, 2003 and 2002:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Basic earnings per share:
Net income	$637	$524	$1,174	$1,035
Average common shares outstanding	1,178,463	1,174,125	1,178,247	1,174,172
Basic net income per share	$0.54	$0.45	$1.00	$0.88
Diluted earnings per share:
Net income	$637	$524	$1,174	$1,035
Average common shares outstanding	1,185,936	1,181,554	1,185,296	1,180,929
Diluted net income per share	$0.54	$0.44	$0.99	$0.88

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

4. At June 30, 2003, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Corporation had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Six months Ended June 30,	2003	2002
Net income, as reported	$1,174	$1,035
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(21)	(16)

Pro forma net income	$1,153	$1,019

Earnings per share:
Basic-as reported	$1.00	$0.88

Basic-pro forma	$0.98	$0.87

Diluted-as reported	$0.99	$0.88

Diluted-pro forma	$0.97	$0.86

Three months Ended June 30,	2003	2002
Net income, as reported	$637	$524
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(10)	(8)

Pro forma net income	$627	$516

Earnings per share:
Basic-as reported	$0.54	$0.45

Basic-pro forma	$0.53	$0.44

Diluted-as reported	$0.54	$0.44

Diluted-pro forma	$0.53	$0.44

5. Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts(collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Corporation’s consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Corporation’s consolidated financial statements.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the Bank’s loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The use of these values is inherently subjective and actual losses could be greater or less than the estimates.

The allowance consists of specific, general and unallocated components. The specific components relate to loans that are classified as either doubtful or substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows ( or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.

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

Overview

On June 30, 2003 BOE had total assets of $235.4 million, an increase of $7.3 million or 3.2% from $228.1 million at December 31, 2002. Total assets at June 30, 2002 were $220.0 million. The June 30, 2003 total assets figure represents an increase of 7.0% or $15.4 million over one year ago.

Total loans amounted to $166.7 million on June 30, 2003, an increase of $2.9 million, or 1.8% over the December 31, 2002 total loans of $163.8 million. This June 30, 2003 figure represents an increase of $4.6 million or 2.9% over total loans of $162.1 million on June 30, 2002.

The Company’s securities portfolio decreased $0.1 million, or 0.2% from $45.5 million at December 31, 2002 to $45.4 million at June 30, 2003. Total securities were $41.7 million on June 30, 2002. Federal funds sold were $5.0 million on June 30, 2003; at December 31, 2002 BOE had sold $2.3 million of federal funds. The Bank had federal funds purchased of $0.2 million as of June 30, 2002.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under SFAS 115. The market value of the June 30, 2003 securities AFS portfolio was $45.4 million compared to $45.5 million at December 31, 2002 and $41.7 million at June 30, 2002. The impact of the change in market value of AFS securities represented $2.0 million, net of deferred income taxes, is reflected in the Statement of Changes in Stockholder’s Equity under Accumulated Other Comprehensive Income. On June 30, 2003, the Company’s net unrealized gain on AFS securities represented $2.0 million, compared to $1.6 million at December 31, 2002 and a net unrealized gain of $1.0 million at June 30, 2002. These totals are also reported on the Balance Sheet under Stockholder’s Equity on the Accumulated Other Comprehensive Income line.

Total deposits at June 30, 2003 were $206.7 million. This $5.5 million increase is 2.7% greater than total deposits of $201.3 million at December 31, 2002 and $16.9 million, or 8.9% greater than total deposits of $189.9 million at June 30, 2002.

Stockholder’s equity at June 30, 2003 was $22.6 million and represented 9.6% of total assets. Stockholder’s equity was $21.3 million, or 9.4% of total assets at December 31, 2002, and $20.3 million, or 9.2% of total assets at June 30, 2002.

Results of Operations

Net Income

Net income was $637,000 for the second quarter of 2003, or $0.54 per diluted share. This compares to net income of $524,000, or $0.44 per diluted share in the second quarter of 2002. The increase in earnings for the second quarter of 2003 over 2002 was $113,000, or 21.6%.

The increase in quarterly earnings was primarily attributable to a $381,000, or 26.2%, reduction in funding costs due to the generally lower level of interest rates in the second quarter of 2003 compared to the same period in 2002. This resulted in an improvement in net interest margin of 14.2%, or $287,000, from $2.0 million in the second quarter of 2002 to $2.3 million for the second quarter of 2003. Total noninterest income increased $13,000, or 4.1%, from $320,000 in the second quarter of 2002 to $333,000 in the second quarter of 2003.

These increases in net interest income were accompanied by a decrease in the cost of the Company’s provision for loan losses. The Company expensed $20,000 less in the second quarter of 2003, $150,000, as compared to $170,000 in the second quarter of 2002. Total noninterest expenses increased $177,000, or 11.7%, from $1.5 million in the second quarter of 2002 to $1.7 million in the second quarter of 2003. Income taxes were $140,000 in the second quarter of 2002 compared to $170,000 in the second quarter of 2003.

For the six month comparison period ended June 30, 2003 the Company had net income of $1.2 million compared to $1.0 million for the six month period ended June 30, 2002. This represents an increase of $139,000, or 13.4%. Diluted earnings per share were $0.99 for the six month period ending June 30, 2002 compared to $0.88 for the same period in 2002.

The increase in earnings for the first six months of 2003 was attributable to an increase of 14.2%, or $556,000, in net interest income. Net interest income was $4.5 million for the 2003 comparison period and $3.9 million for 2002. The increase in net interest income for 2003 over 2002 was the result of a 91 basis point decrease in the cost of total sources of funds. Additionally, noninterest income was $681,000 for the 2003 comparison period and $601,000 for 2002. This was an increase of $80,000, or 13.3%.

Offsetting these increases to net interest income was an increase of 48.2%, or $130,000, in the Company’s provision for loan losses. The Company expensed $270,000 to provision for loan losses in the first six months of 2002 compared to $400,000 for the same period in 2003. Additionally, noninterest expenses were $3.3 million for the six month period ended June 30, 2003 compared to $2.9 million for the same period in 2002. This was an 11.4% increase, or $334,000. Salary and employee benefits represented the largest component of this increase, $290,000 greater for the 2003 six month comparison period. Income taxes were $313,000 for the first six months of 2003 compared to $280,000 during the 2002 comparison period. This represented an increase of 11.8%, or $33,000.

Net Interest Income

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At June 30, 2003, the Company’s interest-earning assets exceeded it’s interest-bearing liabilities by approximately $27.8 million, compared with a $22.3 million excess one year ago. Net interest margins were 4.21% through June 30, 2003 compared to 3.81% through June 30, 2002 as determined through an internal margin calculation.

Annualized net interest income on a tax-equivalent basis through six months of 2003 increased by 15.6% to $8.9 million from $7.7 million for the same period a year ago. Through the first six months of 2003 the Company’s yield on earning assets was 6.71%, down from 6.78% a year ago, while its cost of average interest bearing liabilities decreased from 3.34% to 3.14% during the same period. The Bank has outstanding a one year line of credit from the Federal Home Loan Bank of Atlanta for $4,000,000. The cost of this borrowing is 2.75%. The Company’s average loan-to-deposit ratio has decreased from 82.5% for the six month period ended June 30, 2002 to 82.3% for the same period ended June 30, 2003.

Provision for Credit Losses

The Company’s provision for credit losses decreased to $150,000 for the second quarter of 2003 compared to $170,000 in the second quarter of 2002 due to slower growth in the loan portfolio, known and inherent risks in the portfolio, and economic conditions. For the six month period ended June 30, 2003 the Company had expensed $400,000 to its provision compared to $270,000 for the same period in 2002. Net charged-off loans were $345,000 in the first six months of 2003 and $192,000 in the first six months of 2002. The allowance for loan losses as a percentage of total loans was 1.30%, 1.29%, and 1.33%, respectively as of June 30, 2003, December 31, 2002 and June 30, 2002.

Noninterest Income

Noninterest income, including gains/(losses) on securities, was $333,000 for the second quarter of 2003 compared to $320,000 in the same period of 2002. This represented an increase of 4.1%, or $13,000. All other noninterest income was $41,000 for the second quarter of 2003 compared to $95,000 for the same period in 2002. This represented a decrease of $54,000, or 56.8%, primarily due to a $51,000 debit to gains/(losses) on Sale/disposal of fixed assets and a $13,000 reduction in receivables based lending fee income. Other fee income increased 51.6%, from $62,000 in the second quarter of 2002 to $94,000 in the second quarter of 2003. This was due to an increased volume of refinancing activity for the 2003 period compared to 2002.

On a year-to-date basis noninterest income increased 13.3%, or $80,000, from $601,000 for the first six months of 2002 to $681,000 for the same period in 2003.

Noninterest Expenses

Noninterest expenses increased $177,000, or 11.7%, from $1.5 million in the second quarter of 2002 to $1.7 million in the second quarter of 2003. Salaries and employee benefits comprised the largest component of this increase, $131,000, or 16.2%, from $808,000 in the second quarter of 2002 to $939,000 in the second quarter of 2003. This component increase was a result of additional personnel, salary increases and escalating health care costs.

For the six month period ended June 30, 2003, noninterest expenses increased $334,000, or 11.4%, to $3.3 million in the 2003 comparison period from $2.9 million in 2002. Salaries and employee benefits were the major component of this increase, $290,000, or 18.9%, from $1.5 million in the 2002 comparison period to $1.8 million in the first six months of 2003.

Income Taxes

Income tax expense for the second quarter of 2003 was $170,000. This represents an increase of $30,000, or 21.4%, over $140,000 in income tax expense for the same period in 2002.

Through the first six months of 2003, income tax expense increased 11.8%, or $33,000, from $280,000 to $313,000.

Asset Quality

The Company’s allowance for credit losses totaled $2.2 million on June 30, 2003 or 1.30% of total loans, as compared to 1.29% at December 31, 2002 and 1.33% on June 30, 2002. On June 30, 2003, the Company had non-accruing loans of $1.724 million compared to $841,000 on June 30, 2002. Loans past due 90 days or more and still accruing interest totaled $136,000 on June 30, 2003 compared to $1.830 million on June 30, 2002. The increase in non-accruing loans for June 30, 2003 over June 30, 2002 corresponds to the decrease in loans past due 90 days or more and still accruing interest for the same period. At September 30, 2002, the Bank adopted a much stricter policy that adheres to federal regulatory guidelines for placing loans on non-accruing status.

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

At June 30, 2003, the Bank’s ratio of total capital to risk-weighted assets was 11.88% and its ratio of Tier 1 Capital to risk-weighted assets was 10.70%. The Bank’s leverage ratio (Tier I capital to average adjusted total assets) was 8.59%. These ratios exceed regulatory minimums.

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company has carried out an evaluation, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act of 1934. Based on that evaluation, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II—OTHER INFORMATION

Item 1. –Legal Proceedings

None

Item 2. –Changes in Securities

None

Item 3. –Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

BOE Financial Services of Virginia, Inc. held its annual shareholders meeting on May 9, 2003.

Alexander F. Dillard Jr., Frances H. Ellis and Philip T. Minor, all of the directors nominated for election, were elected to the Board of Directors of the Company to serve until the Annual Meeting held in 2006 and until their successors are duly elected.

Votes were cast in the election of Directors as follows:

	FOR	AGAINST	ABSTAIN
Alexander F. Dillard Jr.	887,897	0	23,707
Frances H. Ellis	887,351	0	24,254
Philip T. Minor	887,997	0	23,607

The appointment of Yount, Hyde & Barbour, P.C. as independent auditors of the Company for 2003 was ratified by the shareholders of the Company.

FOR	909,309
AGAINST	0
ABSTAIN	1,878

Item 5. –Other Information

None

Item 6. –Exhibits and Reports on Form 8-K

(a)	Exhibit Listing

Exhibit Number	Description

2	Agreement and Plan of Reorganization (the “Reorganization Agreement”) dated as of March 20, 2000 between the Corporation and Bank. (Exhibit A of the Proxy Statement included in Form S-4 Registration Statement (No. 333-33260) filed March 24, 2000, incorporated by reference).

3(a)	Articles of Incorporation of the Corporation (Appendix 1 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement (No. 333-33260) filed March 24, 2000, incorporated by reference).

3(b)	Bylaws (Appendix 2 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement (No. 333-33260) filed March 24, 2000, incorporated by reference).

10(a)	The Corporation’s Stock Incentive Plan (Appendix 3 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement (No. 333-33260) filed March 24, 2000, incorporated by reference).

10(b)	First Amendment to the Corporation’s Stock Incentive Plan (Exhibit 99(b) to Form S-8 Registration Statement (No. 333-49538) filed November 8, 2000, incorporated by reference).

10(c)	The Corporation’s Stock Option Plan for Outside Directors (Appendix 4 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement (No. 333-33260) filed March 24, 2000, incorporated by reference).

10(d)	First Amendment to the Corporation’s Stock Option Plan for Outside Directors (Exhibit 99(d) to Form S-8 Registration Statement (No. 333-49538) filed November 8, 2000, incorporated by reference).

BOE Financial Services Dividend Reinvestment Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-3D filed November 8, 2000).

31.1	Certification of Chief Executive Officer required by the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer required by the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1	BOE Financial Services Dividend Reinvestment Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-3D filed November 8, 2000).

(b)	No reports on Form 8-K were filed.

Signatures

In accordance with to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Date) 8/14/03

BOE Financial Services of Virginia, Inc. (Registrant)

By:	/s/ George M. Longest, Jr.
(Signature) George M. Longest, Jr. President and Chief Executive Officer

(Date) 8/14/03

By:	/s/ Bruce E. Thomas
(Signature) Bruce E. Thomas Secretary, Vice President & Chief Financial Officer