Form 10QSB
period 2003-09-30
BOE FINANCIAL SERVICES OF VIRGINIA INC
filed 2003-11-14
CIK 1109848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of November 3, 2003.

Class	Outstanding at November 3, 2003
Common Stock, $5.00 par value	1,181,043

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

BOE Financial Services of Virginia, Inc.

FORM 10-QSB

INDEX

PART I—FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. – Financial St atements

BOE FINANCIAL SERVICES OF VA., INC.

Consolidated Balance Sheets

(in Thousands, except per share information)

	September 30, 2003	December 31, 2002
ASSETS	(Unaudited)
Cash and due from banks	$8,295	$5,603
Federal funds sold	7,151	2,305
Securities available for sale
U.S. Treasury and U.S. Government agencies and corporations (book value of $9,810-2003 and $8,874-2002)	9,836	9,144
Obligations of state and political subdivisions (book value of $30,101-2003 and $28,647-2002)	31,646	30,275
Other Securities (book value of $5,010-2003 and $5,576-2002)	5,462	6,069

Loans held for resale	1,237	1,131

Loans	157,028	163,838
Less: Allowance for loan losses	(2,179)	(2,116)

Net loans	154,849	161,722

Bank premises and equipment, net	6,574	6,635
Accrued interest receivable	1,222	1,260
Intangible assets, net	933	1,028
Other assets	2,694	2,939

Total assets	$229,899	$228,111

See accompanying notes to consolidated financial statements.

Page: 1

BOE FINANCIAL SERVICES OF VA., INC

Consolidated Balance Sheets

			September 30, 2003	December 31, 2002
	LIABILITIES AND STOCKHOLDERS’ EQUITY		(Unaudited)
	Deposits
	Noninterest bearing deposits		$22,077	$17,784
	Interest bearing deposits		179,491	183,477

	Total deposits		201,568	201,261

	Federal Home Loan Bank advances		4,000	4,000
	Accrued interest payable		400	493
	Other liabilities		1,318	1,011

	Total liabilities		207,286	206,765

	Commitments
	Stockholders’ equity
	Common stock, $5.00 par value		5,904	5,889

	9/30/03	12/31/02
Shares auth.	10,000,000	10,000,000
Shares o/s	1,180,861	1,177,849
	Paid in capital		4,971	4,931
	Accumulated other comprehensive income		1,336	1,578
	Retained earnings		10,402	8,948

	Total stockholders’ equity		22,613	21,346

	Total liabilities and stockholders’ equity		$229,899	$228,111

See accompanying notes to consolidated financial statements.

Page: 2

BOE FINANCIAL SERVICES OF VA., INC.

Consolidated Statements of Earnings

(in Thousands, except per share information)

	Three Months Ended September 30,
	2003	2002
	(Unaudited)
Interest Income
Interest and fees on loans	$2,754	$2,843
Interest on federal funds sold	9	18
Interest on U.S. Treasury securities and U.S. Agency Obligations	69	97
Interest on obligations of state and political subdivisions	302	302
Interest on other securities	113	102

Total interest income	3,247	3,362

Interest Expense
Interest on savings and interest bearing deposits	107	207
Interest on certificates of deposit	853	1,112
Interest on federal funds purchased	—	3
Interest Federal Home Loan Bank advances	27	56

Total interest expense	987	1,378

Net interest income	2,260	1,984
Provision for loan losses	150	848

Net interest income after provision for loan losses	2,110	1,136

Noninterest Income
Service charges on deposit accounts	258	183
Gains on sale of loans	22	5
Other fee income	53	25
All other noninterest income	70	135

Total noninterest income	403	348

Noninterest Expense
Salaries and employee benefits	933	775
Premises and fixed assets	222	206
Intangible premium amortization	31	31
Other expenses	538	420

Total noninterest expense	1,724	1,432

Income before income taxes	789	52
Income tax provision (benefit)	190	(67)

Net income	$599	$119

Earnings per share, basic	$0.51	$0.10
Earnings per share, diluted	$0.50	$0.10

See accompanying notes to consolidated financial statements.

Page: 3

BOE FINANCIAL SERVICES OF VA., INC.

Consolidated Statements of Earnings

(in Thousands, except per share information)

	Nine Months Ended September 30,
	2003	2002
	(Unaudited)
Interest Income
Interest and fees on loans	$8,423	$8,667
Interest on federal funds sold	17	45
Interest on U.S. Treasury securities and U.S. Agency Obligations	212	319
Interest on obligations of state and political subdivisions	979	962
Interest on other securities	279	302

Total interest income	9,910	10,295
Interest Expense
Interest on savings and interest bearing deposits	354	655
Interest on certificates of deposit	2,734	3,565
Interest on federal funds purchased	4	6
Interest Federal Home Loan Bank advances	82	165

Total interest expense	3,174	4,391

Net interest income	6,736	5,904
Provision for loan losses	550	1,118

Net interest income after provision for loan losses	6,186	4,786

Noninterest Income
Service charges on deposit accounts	610	546
Securities gains (losses)-net	22	(1)
Gains on sale of loans	63	1
Other fee income	193	122
All other fee & noninterest income	196	281

Total noninterest income	1,084	949

Noninterest Expense
Salaries and employee benefits	2,757	2,309
Premises and fixed assets	646	650
Other expenses	1,497	1,315
Intangible premium amortization	94	94

Total noninterest expense	4,994	4,368

Income before income taxes	2,276	1,367
Income taxes	503	213

Net income	$1,773	$1,154

Earnings per share, basic	$1.50	$0.98
Earnings per share, diluted	$1.49	$0.98

See accompanying notes to consolidated financial statements.

Page: 4

BOE FINANCIAL SERVICES OF VA., INC.

Consolidated Statements of Cash Flows

(in Thousands)

	Nine Months Ended September 30,
	2003	2002
	(Unaudited)
Cash Flows from Operating Activities
Net income	$1,773	$1,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	372	387
Origination of loans held for sale	(9,167)	(2,583)
Proceeds from sale of loans held for sale	8,998	3,226
Provision for loan losses	550	1,118
Net amortization on securities	161	87
Net (gain) loss on sale of securities	(22)	1
(Gain) loss on sale of loans	(63)	0
(Increase) decrease in accrued interest receivable and other assets	1,307	(485)
Increase (decrease) in accrued expenses and other liabilities	214	(228)

Net cash provided by operating activities	4,123	2,677

Cash Flows from Investing Activities
Proceeds from sale of securities available-for-sale	561	1,158
Proceeds from maturities and calls of securities available-for-sale	4,607	2,711
Purchase of securities available for sale	(8,590)	(7,478)
Net decrease (increase) in loans to customers	6,936	(9,796)
(Increase) in federal funds sold	(4,846)	(504)
Capital expenditures	(142)	(119)

Net cash (used in) investing activities	(1,474)	(14,028)

Cash Flows from Financing Activities
Net increase in deposits	307	11,637
Proceeds from issuance of common stock	55	39
Dividends paid	(319)	(304)

Net cash provided by financing activities	43	11,372

Net increase in cash and cash equivalents	2,692	21
Cash and Cash Equivalents
Beginning of period	5,603	6,093

End of period	$8,295	$6,114

Supplemental disclosure of cash flow information
Cash paid during the year
Interest	$3,267	$4,491

Income Taxes	$434	$325

See accompanying notes to consolidated financial statements.

Page: 5

BOE Financial Services of Virginia, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Month Periods Ended September 30, 2003 and 2002

(in thousands)

(Unaudited)

	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2001	$5,870	$4,875	$7,788	$514		$19,047
Comprehensive Income:
Net income			1,154		$1,154	1,154
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of deferred taxes of $608					1,181

Total comprehensive income					2,335

Cash dividends, $0.26 per share			(304)			(304)
Issuance of common stock under dividend reinvestment plan	9	28				37
Issuance of common stock under Employee Stock Option Plan	1	1				2

Balance, September 30, 2002	$5,880	$4,904	$8,638	$514		$21,117

	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2002	$5,889	$4,931	$8,948	$1,578		$21,346
Comprehensive Income:
Net income			1,773		$1,773	1,773
Other comprehensive income, net of tax:
Unrealized loss on securities available for sale, net of deferred taxes of $118					(227)
Reclassification adjustment, net of deferred taxes of $7					(15)

Other comprehensive income, net of tax:				(242)	(242)	(242)

Total comprehensive income					1,552

Cash dividends, $0.27 per share			(319)			(319)
Issuance of common stock under dividend reinvestment plan	8	28				36
Issuance of common stock under Employee Stock Option Plan	7	12				19

Balance, September 30, 2003	$5,904	$4,971	$10,402	$1,336		$22,613

Page: 6

BOE FINANCIAL SERVICES OF VA., INC.

Notes to Consolidated Financial Statements

(in Thousands)

(Unaudited)

1. The accounting and reporting policies of the registrant conform to accounting principles generally accepted in the United States of America and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial statements, have been included. Operating results for the three month and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

These financial statements should be read in conjunction with the financial statements and the footnotes included in the registrant’s 2002 Annual Report to Shareholders.

2. Earnings per share are based on the weighted average number of common shares and common stock equivalents outstanding during the applicable periods. The following is a summary of the basic and diluted earnings per share calculation for the three and nine months ended September 30, 2003 and 2002:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Basic earnings per share:
Net income	$599	$119	$1,773	$1,154
Average common shares outstanding	1,181	1,176	1,179	1,176
Basic net income per share	$0.51	$0.10	$1.50	$0.98
Diluted earnings per share:
Net income	$599	$119	$1,173	$1,154
Average common shares outstanding	1,189	1,183	1,187	1,183
Diluted net income per share	$0.50	$0.10	$1.49	$0.98

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

4. At September 30, 2003, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Corporation had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Page: 7

Nine months Ended September 30,	2003	2002
Net income, as reported	$1,773	$1,154
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(31)	(24)

Pro forma net income	$1,742	$1,130

Earnings per share:
Basic-as reported	$1.50	$0.98

Basic-pro forma	$1.48	$0.96

Diluted-as reported	$1.49	$0.98

Diluted-pro forma	$1.47	$0.96

Three months Ended September 30,	2003	2002
Net income, as reported	$599	$119
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(10)	(8)

Pro forma net income	$589	$111

Earnings per share:
Basic-as reported	$0.51	$0.10

Basic-pro forma	$0.50	$0.09

Diluted-as reported	$0.50	$0.10

Diluted-pro forma	$0.50	$0.09

5. Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation requires disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of the Interpretation were effective beginning January 1, 2003. Management does not anticipate that the recognition requirements of this Interpretation will have a material impact on the Corporation’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a corporation’s consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and applies to previously existing entities beginning in the fourth quarter of 2003.

Page: 8

Management is currently evaluating the applicability of FIN 46 but the adoption of this Interpretation is not expected to have a material impact on the Corporation’s consolidated financial statements.

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Corporation’s consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Company’s consolidated financial statements.

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

Page: 9

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

Intangibles

In July, 2001, the Financial Accounting Standards Board issued two statements – Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which impacted the accounting for goodwill and other intangible assets. Statement 141 eliminated the pooling method of accounting for business combinations and required that intangible assets that meet certain criteria be reported separately from goodwill. Statement 142 eliminated the amortization of goodwill and other intangibles that are determined to have an indefinite life. The Statement requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

Subsequent to the effective date of SFAS 142 an apparent conflict with SFAS 72 was raised as an issue, which allowed certain intangibles arising from bank and thrift acquisitions to be amortized over their estimated useful lives.

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

Overview

On September 30, 2003, BOE had total assets of $229.9 million, an increase of $1.8 million or 0.8%, from $228.1 million at December 31, 2002. Total assets at September 30, 2002 were $231.3 million. The September 30, 2003 total assets figure represents a decrease of 0.6% or $1.4 million over one year ago.

Total loans amounted to $157.0 million on September 30, 2003, a decrease of $6.8 million, or 4.2% less than the December 31, 2002 total loans of $163.8 million. This September 30, 2003 figure represents a decrease of $5.0 million or 3.1% from total loans of $162.1 million on September 30, 2002.

The Company’s securities portfolio increased $1.5 million, or 3.2% from $45.5 million at December 31, 2002 to $46.9 million at September 30, 2003. Total securities were $43.6 million on September 30, 2002. Federal funds sold were $7.2 million on September 30, 2003; at December 31, 2002 BOE had sold $2.3 million of federal funds. The Bank had federal funds sold of $8.1 million as of September 30, 2002.

Page: 10

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under SFAS 115. The market value of the September 30, 2003 securities AFS portfolio was $46.9 million compared to $45.5 million at December 31, 2002 and $43.6 million at September 30, 2002. The impact of the change in market value of AFS securities, net of deferred income taxes, is reflected in the Statement of Changes in Stockholder’s Equity under Accumulated Other Comprehensive Income. On September 30, 2003, the Company’s net unrealized gain on AFS securities represented $1.3 million, compared to $1.6 million at December 31, 2002 and a net unrealized gain of $2.6 million at September 30, 2002.

Total deposits at September 30, 2003 were $201.6 million. This $307,000 increase is 0.2% greater than total deposits of $201.3 million at December 31, 2002 and $1.4 million, or 0.7% greater than total deposits of $200.1 million at September 30, 2002.

Stockholder’s equity at September 30, 2003 was $22.6 million and represented 9.8% of total assets. Stockholder’s equity was $21.3 million, or 9.4% of total assets at December 31, 2002, and $21.1 million, or 9.1% of total assets at September 30, 2002.

Results of Operations

Net Income

Net income was $599,000 for the third quarter of 2003, or $0.50 per diluted share. This compares to net income of $119,000, or $0.10 per diluted share in the third quarter of 2002. The increase in earnings for the third quarter of 2003 over 2002 was $480,000, or 403.4%.

The increase in quarterly earnings was primarily attributable to a $698,000, or 82.3%, reduction in provision for loan losses in the third quarter of 2003 compared to the same period in 2002. During the third quarter of 2002 additional provision expense was booked in recognition of a slower economy, and deterioration in certain loans, $689,000 of which were charged-off during the quarter. A more uniform and stringent approach in recognizing and recording nonperforming assets was adopted at that time. Additionally having a positive effect on net income in the third quarter of 2003 was an increase of 13.9%, or $276,000, in net interest income over the same period in 2002. Net interest income was $1.984 million in the third quarter of 2002 and increased to $2.260 million for the third quarter of 2003. Noninterest income increased $55,000, or 15.8%, from $348,000 to $403,000 from the third quarter of 2002 to the same period in 2003.

These increases in quarterly earnings were offset by a decrease in noninterest expenses of $292,000, or 20.4%

For the nine month comparison period ended September 30, 2003 the Company had net income of $1.773 million compared to $1.154 million for the nine month period ended September 30, 2002. This represents an increase of $619,000, or 53.6%. Diluted earnings per share were $1.49 for the nine month period ending September 30, 2003 compared to $0.98 for the same period in 2002.

The increase in earnings for the first nine months of 2003 was attributable to an increase of 14.1%, or $832,000, in net interest income. Net interest income was $6.736 million for the third quarter of 2003 comparison period and $5.904 million for 2002. The increase in net interest income for 2003 over 2002 was the result of a 35 basis point increase in the Bank’s net interest margin. Additionally, noninterest income was $1.084 million for the 2003 comparison period and $949,000 for the same period in 2002, an increase of $135,000, or 14.2%. Provision for loan losses decreased from $1.118 million for the first nine months of 2002 to $550,000 for the same period in 2003.

Page: 11

Offsetting these increases to net income was an increase of 14.3%, or $626,000, in the Company’s noninterest expenses. The Company had $4.994 million in noninterest expenses for the first nine months of 2003 compared to $4.368 million for the same period in 2002. Income taxes were $503,000 for the first nine months of 2003 compared to $213,000 during the 2002 comparison period. This represented an increase of 136.2%, or $290,000.

Net Interest Income

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At September 30, 2003, the Company’s interest-earning assets exceeded it’s interest-bearing liabilities by approximately $27.8 million, compared with a $28.8 million excess one year ago. Net interest margins were 4.20% through September 30, 2003 compared to 3.85% through September 30, 2002 as determined through an internal margin calculation.

Annualized net interest income on a tax-equivalent basis through nine months of 2003 increased by 13.4% to $8.9 million from $7.9 million for the same period a year ago. (The Company uses a 34% federal tax rate to compute yields on tax-exempt securities.) Through the first nine months of 2003 the Company’s yield on earning assets was 6.18%, down from 6.70% a year ago, while its cost of average interest bearing liabilities decreased from 3.21% to 2.26% during the same period. The Bank has outstanding a one year line of credit from the Federal Home Loan Bank of Atlanta for $4,000,000. The cost of this borrowing is 2.75%. The Company’s average loan-to-deposit ratio has decreased from 82.7% for the nine month period ended September 30, 2002 to 81.6% for the same period ended September 30, 2003.

Provision for Loan Losses

The Company’s provision for loan losses decreased to $150,000 for the third quarter of 2003 compared to $848,000 in the third quarter of 2002. The third quarter of 2002 resulted in a higher than historical provision for loan losses in recognition of a slower economy, and deterioration in certain loans, $689,000 of which were charged-off during the quarter. For the nine month period ended September 30, 2003 the Company had expensed $550,000 to its provision compared to $1.1 million for the same period in 2002. Net charged-off loans were $486,000 in the first nine months of 2003 and $1.1 million in the first nine months of 2002. The allowance for loan losses as a percentage of total loans was 1.39%, 1.29%, and 1.34%, respectively as of September 30, 2003, December 31, 2002 and September 30, 2002.

Noninterest Income

Noninterest income, including gains/(losses) on securities, was $403,000 for the third quarter of 2003 compared to $348,000 in the same period of 2002. This represented an increase of 15.8%, or $55,000. All other noninterest income was $70,000 for the third quarter of 2003 compared to $135,000 for the same period in 2002. This represented a decrease of $65,000, or 48.1%. This reduction in all other noninterest income resulted from a $51,000 credit to gains/(losses) on fixed assets in 2002 and in 2003 from the continued reduction in Cash Flow Manager receivable financing income as the Company is gradually discontinuing this line of business.

On a year-to-date basis noninterest income increased 14.2%, or $135,000, from $949,000 for the first nine months of 2002 to $1,084,000 for the same period in 2003.

Page: 12

Noninterest Expenses

Noninterest expenses increased $292,000, or 20.4%, from $1.4 million in the third quarter of 2002 to $1.7 million in the third quarter of 2003. Salaries and employee benefits comprised the largest component of this increase, $158,000, or 20.4%, from $775,000 in the third quarter of 2002 to $933,000 in the third quarter of 2003. This component increase was a result of additional personnel, salary increases and escalating health care costs. Other expenses increased $118,000, or 28.1%, from $420,000 in the first nine months of 2002 to $538,000 for the same period in 2003.

For the nine month period ended September 30, 2003, noninterest expenses increased $626,000, or 14.3%, to $5.0 million in the 2003 comparison period from $4.4 million in 2002. Salaries and employee benefits were the major component of this increase, $448,000, or 19.4%, from $2.3 million in the 2002 comparison period to $2.8 million in the first nine months of 2003.

Income Taxes

Income tax expense for the third quarter of 2003 was $190,000. This represents an increase of $257,000 compared to a credit of $67,000 for the third quarter of 2002.

For the nine month period ended September 30, 2003 income tax expense totaled $503,000 compared to $213,000 through nine months in 2002. This is an increase of $290,000 or 136.2%.

Asset Quality

The Company’s allowance for loan losses totaled $2.2 million on September 30, 2003 or 1.39% of total loans, as compared to 1.29% at December 31, 2002 and 1.34% on September 30, 2002. This increase in the Company’s allowance as a percentage of total loans is due to a decrease in total loans from $162.1 million on September 30, 2002 to $157.0 million on September 30, 2003 and $2.2 million in the allowance account at the end of each of these September 30th comparison periods. On September 30, 2003, the Company had non-accruing loans of $1.853 million compared to $350,000 on September 30, 2002. Loans past due 90 days or more and still accruing interest totaled $663,000 on September 30, 2003 compared to $1.2 million on September 30, 2002. The increase in non-accruing loans for September 30, 2003 over September 30, 2002 corresponds to the decrease in loans past due 90 days or more and still accruing interest for the same period. At September 30, 2002, the Bank adopted a much stricter policy for placing loans on non-accruing status.

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

Page: 13

At September 30, 2003, the Bank’s ratio of total capital to risk-weighted assets was 12.60% and its ratio of Tier 1 Capital to risk-weighted assets was 11.37%. The Bank’s leverage ratio (Tier I capital to average adjusted total assets) was 8.65%. These ratios exceed regulatory minimums.

Item 3.    Controls and Procedures

As of the end of the period covered by this report, the Company has carried out an evaluation, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based on that evaluation, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II – OTHER INFORMATION

Item 1. – Legal Proceedings

None

Item 2. – Changes in Securities

None

Item 3. –Defa ults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5. – Other Information

None

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

Page: 14

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

31.1	Certification of Chief Executive Officer required by Rule 13a–14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a)under the Exchange Act

32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	BOE Financial Services Dividend Reinvestment Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-3D filed November 8, 2000)

(b)	Reports on Form 8-K.

On October 27, 2003 the Company released it’s consolidated statement of earnings for the September 30, 2003 quarter to the same comparison period in 2002. Additionally, the Company released earnings through September 30 for the nine month period(s) in 2003 and 2002. The Company also disclosed it’s consolidated balance sheet for September 30, 2003 and September 30, 2002. A brief narrative of the data accompanied the earnings release filed with the Commission on Form 8-K.

Page: 15

Signatures

In accordance with to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOE Financial Services of Virginia, Inc. (Registrant)

11/14/03 (Date)	By:	/s/ George M. Longest, Jr.

(Signature)
George M. Longest, Jr.
President and Chief Executive Officer

11/14/03 (Date)	By:	/s/ Bruce E. Thomas
(Signature)
Bruce E. Thomas
Secretary, Senior Vice President & Chief Financial Officer

Page: 16