Form 10KSB
period 2003-12-31
BOE FINANCIAL SERVICES OF VIRGINIA INC
filed 2004-03-30
CIK 1109848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Common Stock, $5.00 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The issuer’s revenues for the fiscal year ended December 31, 2003 were $14,455,012.

The aggregate market value of common stock held by non-affiliates of the issuer as of December 31, 2003 was approximately $30,414,243.

The number of outstanding shares of the issuer’s common stock, par value $5.00, issued and outstanding as of March 10, 2004 was 1,183,347.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders which will be filed no later than 120 days following the registrant’s fiscal year end.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

PART I

INTRODUCTION

FORWARD LOOKING STATEMENTS

Any statements in this document that are not historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “believe,” “intend,” “estimate,” “project,” “may” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are predicated on management’s beliefs and assumptions based on information known to BOE Financial Services of Virginia, Inc.’s (the “Corporation’s”) management as of the date of this document and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of the Corporation’s management for future or past operations, products or services, and forecasts of the Corporation’s revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries, and estimates of credit quality trends. Such statements reflect the view of the Corporation’s management as of the date of this report with respect to future events and are not guarantees of future performance, involve assumptions and are subject to substantial risks and uncertainties, such as the changes in the Corporation’s plans, objectives, expectations and intentions. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Corporation’s actual results could differ materially from those discussed. Factors that could cause or contribute to such differences are changes in interest rates, changes in the accounting treatment of any particular item, the result of regulatory examinations, changes in industries where the Corporation has a concentration of loans, changes in the level of fee income, changes in general economic conditions and related credit and market conditions, and the impact or regulatory responses to any of the foregoing.

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

ITEM 1. DESCRIPTION OF BUSINESS.

General

On May 12, 2000, the stockholders of Bank of Essex (the “Bank”) approved a plan of share exchange pursuant to which the Bank became a wholly owned subsidiary of the Corporation, which became a newly formed one-bank holding company. (References herein to the “Corporation” shall include the “Bank” unless the context otherwise requires.)

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

The Corporation is a bank holding company, which owns all of the stock of its sole direct subsidiary, the Bank. The headquarters of the Corporation are located in Tappahannock, Virginia.

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

Essex Services, Inc. is a wholly owned subsidiary of the Bank and was formed to sell title insurance to the Bank’s mortgage loan customers. Essex Services, Inc. also offers insurance products through an ownership interest in Bankers Insurance, LLC and investment products through an affiliation with VBA Investments, LLC.

The Corporation’s strategic plan is directed toward the enhancement of its franchise value and operating profitability by increasing its asset size and expanding its customer base. Accordingly, the Bank expanded into Hanover County in 1992, purchased the Bank’s fifth branch office in West Point, Virginia from a regional bank in February 1996 and, in June 1999 opened its sixth office, in Henrico County near Virginia Center Commons, one of the largest shopping malls in the Richmond metropolitan area, on Route 1 in Henrico County. Since its opening in 1992, the Bank’s Hanover County branch has experienced the strongest deposit growth of the Bank’s branches. According to the U.S. Census Bureau, Hanover County’s population grew 36.4% and Henrico County’s population grew 20.4% from 1990 to 2000 compared to a 14.4% growth for the Commonwealth of Virginia over the same time period.

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

The Corporation’s expansion efforts have contributed to its growth and improved profitability. Total assets have increased from $70.6 million at the end of 1992 to $231.7 million at December 31, 2003. Net income has grown from $947,000 in 1996 to $2.4 million in 2003. Diluted earnings per share were $2.04 in 2003 versus $1.51 in 2002. The Corporation’s return on assets was 1.04% in 2003 and 0.80% in 2002. Return on equity was 10.80% in 2003 and 8.87% in 2002.

The Corporation has experienced strong loan growth since 1999. Loan growth has come principally from rate sensitive commercial loans and mortgage loans, which has served to mitigate the Corporation’s interest rate risk. At the same time this growth in commercial loans has increased the Bank’s credit risk.

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

Bank Holding Companies and Banks. As a result of the share exchange previously discussed, the Bank became a subsidiary of the Corporation, and the Corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and became subject to regulation by the Board of Governors of the Federal Reserve. The Federal Reserve System (the “Federal Reserve”) has jurisdiction under the BHCA to approve any bank or nonbank acquisition, merger or consolidation proposed by a bank holding company. The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity, which is so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

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

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositor of such depository institutions and to the Federal Deposit Insurance Corporation (“FDIC”) insurance fund in the event the depository institution becomes in danger of default or in default. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund (“SAIF”) or the Bank Insurance Fund (“BIF”) as a result of the default of a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC’s claim for reimbursement is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution.

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

The Bank’s operations are subject to extensive regulation by the SCC, the Federal Reserve and the FDIC. State and federal laws and regulations subject the Bank and its operations to regular examinations; contain restrictions on, among other things, the Bank’s lending, deposit taking, funding and investment policies and activities (including limits on the amounts of loans that may be made to any single borrower), the ability of the Bank to pay dividends to the Corporation and the ability of the Bank to expand through branching or acquisitions unless certain regulatory capital requirements are met; and contain certain requirements that the Bank maintain confidentiality of customer and consumer information and that capital be maintained at prescribed levels.

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

The Corporation is not a financial holding company under the Act and, therefore, the Corporation and the Bank are subject to the restrictions and limitations on their activities imposed on non-financial holding companies.

Credit Policies

The Corporation follows written policies and procedures to manage its credit risk. The loan portfolio is managed under a specifically defined credit process. This process includes formulation of portfolio management strategy, guidelines for underwriting standards and risk assessment, procedures for ongoing identification and management of credit deterioration, and regular portfolio reviews to estimate loss exposure and ascertain compliance with the Corporation’s policies. Lending authority is granted to individual lending officers with the current highest limit being $250,000 for either secured or unsecured loans. A Loan Committee compromised of five loan officers can approve credits of up to $500,000. Approval of such credits requires a majority vote of the Loan Committee. The Executive Committee of the Board of Directors, meeting monthly, can approve loans up to the Bank’s legal lending limit. The Board of Director meets monthly as well and it too may approve loans up to the Bank’s legal lending limit.

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

In Essex County, the Corporation commands 42.1% of the deposits in the market, according to the most recently available survey of deposits by the FDIC (June 30, 2003) and is the second largest depository institution headquartered in Essex County. Serving King William County, the branches at Central Garage and West Point have experienced steady growth, reaching 20.3% of the deposits in the King William County market as of the June 30, 2003 FDIC survey of deposits, while competing with previously established branches. The Corporation’s office located on Route 360 in eastern Hanover County, east of Mechanicsville, has experienced strong growth while competing against other community corporations and established offices of statewide corporations in the vicinity.

Employees

At December 31, 2003, the Corporation had 88 full-time equivalent employees. None of its employees is represented by any collective bargaining unit. The Corporation considers relations with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY.

The principal office of the Corporation and the Bank is located at 323 Prince Street, Tappahannock, Virginia 22560. The Bank has operated a branch in the Tappahannock Towne Center in Tappahannock since 1981. In November 1988, the Bank opened the King William office at Central Garage near Manquin in King William County. The fourth facility, the East Hanover office, opened in August 1992, on Route 360 east of Mechanicsville in Hanover County. In February of 1996, the Bank opened its fifth office in West Point, Virginia in King William County. In June 1999, the Bank opened its sixth office in Henrico County near Virginia Center Commons. This office houses other lines of business such as the commercial loan department, fixed rate mortgages and investment services. In June of 1990, the Bank purchased several acres of land in Tappahannock, Virginia, which may be the future site of the executive offices of the Corporation. In October of 2002 the Bank purchased a small parcel of land adjoining the King William Office. In 2003 the Bank’s accounting operation leased office space for an 18 month period. The Corporation or the Bank owns all other properties.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the stockholders for their vote during the quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information. The Corporation’s Common Stock was approved for trading on the NASDAQ Small Cap Market on December 18, 1997 under the symbol “BSXT.”

The following table indicates the high and low bid prices for the Common Stock as reported on the NASDAQ Small Cap Market for the quarterly periods indicated:

2003	High	Low
Fourth Quarter	$28.45	$25.00
Third Quarter	26.50	23.50
Second Quarter	25.00	21.60
First Quarter	24.20	19.18

2002	High	Low
Fourth Quarter	$21.00	$18.40
Third Quarter	22.00	19.25
Second Quarter	23.00	20.25
First Quarter	21.97	18.35

Holders. At December 31, 2003, there were 1,183,147 shares of Common Stock of the Corporation outstanding held by approximately 1,100 holders of record.

Dividends. The Corporation began paying cash dividends in 1944 and semi-annual cash dividends in 1989. The Board of Directors intends to continue its present policy of paying semi-annual cash dividends on the Common Stock when justified by the financial condition of the Corporation. The timing and amount of future dividends, if any, will depend on general business conditions encountered by the Corporation, its earnings, its financial condition and cash and capital requirements, governmental regulations and other such factors as the Board of Directors may deem relevant. As a bank holding company, the Corporation’s ability to pay dividends depends on the ability of the Bank to pay its dividends. The Bank’s ability to pay dividends to the Corporation is subject to regulatory restrictions. The following table sets forth the semi-annual and total cash dividends paid per share for the period for 2003 and 2002.

Year	1st Semi-Annual Dividend Paid Per share (1)	2nd Semi-Annual Dividend Paid per share (1)	Total Annual Dividends Paid per share
2003	$0.27	$0.29	$0.56
2002	$0.26	$0.27	$0.53

(1)	The Corporation generally pays its semi-annual dividends in June and December.

Repurchases. The Corporation did not repurchase any of its securities during 2003.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion is intended to assist the readers in understanding and evaluating the financial condition and results of operations of BOE Financial Services of Virginia, Inc. (“the Corporation”). This review should be read in conjunction with the Corporation’s consolidated financial statements and accompanying notes included elsewhere in this Report. This analysis provides an overview of the significant changes that occurred during the periods presented.

CRITICAL ACCOUNTING POLICIES

General

The Corporation’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The financial information contained in such financial statements, to a significant extent, is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing expense, recovering an asset or relieving a liability. The Corporation uses historical loss factors as one factor in determining the inherent loss that may be present in the loan portfolio. Actual losses could differ significantly from the historical factors used by the Corporation. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of the Corporation’s transactions would be the same, the timing of events that would impact transactions could change.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the Corporation’s loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The use of these values is inherently subjective and actual losses could be greater or less than the estimates.

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

OVERVIEW

Year 2003 Compared to Year 2002

The Corporation’s strategic plan is directed toward the enhancement of its franchise value and operating profitability by increasing its asset size and expanding its customer base. The Corporation operates six full services offices between its headquarters in Tappahannock, Virginia along the U. S. 360 corridor to the Richmond, Virginia metropolitan market. Management believes that its most significant profitable growth opportunities will continue to be in the greater Richmond metropolitan area. (See Part I, Item 1. Description of Business, General, for further explanation on the Corporation’s strategic plan.)

On December 31, 2003 the Corporation had total assets of $231.7 million, total loans of $160.5 million, total deposits of $203.3 million and total stockholder’s equity of $22.9 million. The Corporation had net income of $2.4 million in 2003, a $625,000, or 35.1% increase from $1.8 million in net income in 2002. This resulted in a return on average equity of 10.80% in 2003 compared to 8.87% in 2002. Return on average assets in 2003 was 1.04%, compared to 0.80% in 2002. The Corporation’s total loans declined 2.0%, or $3.3 million in 2003 compared to 2002. Total loans were $160.5 million at December 31, 2003 compared to $163.8 million at December 31, 2002. At December 31, 2003, the ratio of non-performing assets to total assets was 0.75% compared to 1.06% at December 31, 2002. Net charge offs to average loans were 0.42% in 2003 compared to 0.74% in 2002. Loans past due 90 days or more and still accruing interest at December 31, 2003 were $285,000 and $102,000 at December 31, 2002. The Corporation’s allowance for loan losses to period end loans at December 31, 2003 was 1.33% compared to 1.29% at December 31, 2002.

During the fourth quarter of 2003 the Corporation engaged in a trust preferred offering, raising $4.0 million in trust preferred subordinated debt which qualifies as capital for regulatory purposes. This trust preferred debt has a 30-year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.00% for an initial rate of 4.17%.

Year 2002 Compared to Year 2001

On December 31, 2002 the Corporation had total assets of $228.1 million, total loans of $163.8 million, total deposits of $201.3 million and total stockholder’s equity of $21.3 million. The Corporation had net income of $1.8 million in 2002, a $225,000, or 11.2% decrease from $2.0 million in net income in 2001. This resulted in a return on average equity of 8.87% in 2002 compared to 10.97% in 2001. Return on average assets in 2002 was 0.80%, compared to 1.00% in 2001. The Corporation’s total loans grew 6.4%, or $9.9 million in 2002 over 2001. Total loans were $163.8 million at December 31, 2002 compared to $154.0 million at December 31, 2001. At December 31, 2002, the ratio of nonperforming assets to total assets was 1.06% compared to 0.35% at December 31, 2001. Net charge offs to average loans were 0.74% in 2002 compared to 0.08% in 2001. The Corporation’s allowance for loan losses to period end loans at December 31, 2002 was 1.29% compared to 1.35% at December 31, 2001.

RESULTS OF OPERATIONS

NET INCOME

Year 2003 Compared to Year 2002

The Corporation had net income of $2.4 million in 2003 compared to $1.8 million in 2002. This represented an increase of 35.1%, or $625,000. Diluted earnings per share in 2003 were $2.03, compared to diluted earnings per share in 2002 of $1.51. These earnings per share are based on average shares outstanding of 1,187,639 in 2003 and 1,181,558 in 2002.

The Corporation’s profitability increased in 2003 in comparison to 2002 due primarily to an increase of $953,000, or 11.8%, in net interest income. Net interest income increased from $8.0 million in 2002 to $9.0 million in 2003. Additionally, the provision for loan losses decreased by $508,000, or 42.1%, in 2003 compared to 2002 as a result of the recognition of $1.1 million in net charged off loans during 2002. The provision for loan losses was $700,000 in 2003 compared to $1.2 million in 2002. This combination resulted in a net interest income after provision for loan losses increase of $1.5 million, or 21.4%. Noninterest income was $1.4 million in 2003 compared to $1.1 million in 2002. The increase in noninterest income was $306,000 and represented an increase in 2003 over 2002 of 28.4%.

Offsetting these increases in net income was an $862,000, or 14.9% increase for 2003 compared to 2002 in noninterest expenses. Noninterest expenses were $6.6 million in 2003 and $5.8 million in 2002. Also offsetting net income increases was an increase of $279,000, or 75.8%, in income tax expenses. Income tax expense totaled $648,000 in 2003 and $368,000 in 2002.

Year 2002 Compared to Year 2001

The Corporation had net income of $1.8 million in 2002 compared to $2.0 million in 2001. This represented a decrease of 11.2%, or $225,000. Diluted earnings per share in 2002 were $1.51, compared to diluted earnings per share in 2001 of $1.71. These earnings per share are based on average shares outstanding of 1,181,558 in 2002 and 1,174,321 in 2001. With the December 2000 dividend, BOE implemented a Dividend Reinvestment Plan (the “Plan”). The Plan has added 9,856 shares to the Corporation’s equity since its inception and, net of costs, added approximately $159,000 to total stockholders’ equity.

The Corporation’s profitability decreased in 2002 in comparison to 2001 due to an increase of $818,000 in the provision for loan losses. The provision for loan losses was $390,000 in 2001 and increased 209.7% to $1.2 million in 2002. This increase in provision was the result of an increase of $1.1 million in net loans charged off during 2002 compared to 2001. Also contributing to the decrease in net income was a $42,000 decrease in noninterest income and a $372,000 increase in non-interest expenses.

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

Year 2003 Compared to Year 2002

The general level of interest rates remained low during 2003 and 2002. The Federal Reserve cut short-term interest rates eleven different times during 2001 in response to a weakening economy. The federal funds interest rate was cut from a beginning federal funds rate of 6.50% at January 1, 2001 to an ending rate of 1.75% at December 31, 2001. The Federal Reserve again lowered the federal funds rate 50 basis points in the fourth quarter of 2002 to 1.25% and again in the second quarter of 2003 by 25 basis points to 1.00%. As a result, the prime interest rate, which is the basis for pricing many commercial and consumer loans, also declined. The prime rate at the beginning of 2001 was 9.50% and had fallen to 4.75% at year-end 2001 and to 4.25% at year-end 2002. With the lowering of short-term rates in the second quarter of 2003, the prime rate again fell to 4.00%.

Net interest income, on a fully tax equivalent basis, was $9.5 million in 2003, 11.0% higher than the $8.6 million reported for 2002. The Corporation’s level of earning assets increased $5.7 million, or 2.4%, on average, in 2003 to $213.7 million compared to $208.8 million in 2002. Loans receivable were $164.0 million, on average, in 2003 compared to $160.9 million in 2002, an increase of $3.1 million, or 1.9%. The yield on loans receivable decreased from 7.10% in 2002 to 6.65% in 2003. On a fully tax equivalent basis the yield on loans receivable decreased $523,000 in 2003, from $11.4 million in 2002 to $10.9 million in 2003. This represents a decrease of 4.8%. Investment securities and federal funds sold increased, on average, 4.0% in 2003 to $50.0 million, up from $47.8 million, on average, in 2002. The tax equivalent yield on investment securities, including equity securities and federal funds sold, was 5.39% in 2003 compared to 5.94% in 2002. On a fully taxable equivalent basis, income on investment securities and federal funds sold income decreased 5.7%, or $161,000, from $2.8 million in 2002 to $2.7 million in 2003. This earning asset rate and volume activity resulted in a yield on earning assets of 6.35% in 2003 based on $13.6 million in fully taxable equivalent income compared to 6.83% in 2002 based on $14.3 million in fully taxable equivalent income. This is a $684,000 decrease from 2002 to 2003, or 4.8%. The Corporation’s interest-bearing liabilities increased $1.8 million, or 1.0%, on average, from $183.7 million in 2002 to $185.5 million in 2003. The cost of interest-bearing liabilities decreased from 3.10% in 2002 to 2.20% in 2003, a decrease of 28.5%.

The decrease in yield on earning assets of 48 basis points coupled with the decreased cost of interest-bearing liabilities of 90 basis points resulted in a net interest margin for the Corporation of 4.45% in 2003 compared to a net interest margin of 4.10% in 2002. Net interest margin is calculated by dividing the Corporation’s net interest income on a tax equivalent basis by the average earning assets. Volume increases in loans and in securities, coupled with lower rate and volume decreases in higher costing interest-bearing liabilities resulted in an increase in the interest spread. The Corporation’s net interest spread increased 43 basis points from 3.73% in 2002 to 4.16% in 2003. Spread is calculated by subtracting the cost of interest-bearing liabilities from the yield on earning assets.

The Corporation was able to increase its net interest margin due to a higher volume of earning assets, coupled with a change in the mix of interest-bearing liabilities, to lower cost sources of funds. Management does not believe this trend of margin improvement by a shift in deposit mix will continue in 2004 as the ability to shift consumers into lower cost sources of funds will ultimately lead to a decrease in the overall funding levels of the institution. Controlled deposit growth is desired to improve profitability by funding higher yielding loans and securities.

The Corporation’s net interest margin is affected by changes in the amount and mix of earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.” The table which follows the “Year 2002 Compared to Year 2001” discussion below sets forth for each category of earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or incurred on such amounts and the average rate earned or incurred for the years ended December 31, 2003, 2002 and 2001. The table also sets forth the average rate earned on total earning assets, the average rate paid on total interest-bearing liabilities, and the net interest margin on average total earning assets for the same periods.

Year 2002 Compared to Year 2001

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

The Corporation’s net interest margin is affected by changes in the amount and mix of earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.” The following table sets forth for each category of earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or incurred on such amounts and the average rate earned or incurred for the years ended December 31, 2003, 2002 and 2001. The table also sets forth the average rate earned on total earning assets, the average rate paid on total interest-bearing liabilities, and the net interest margin on average total earning assets for the same periods.

AVERAGE BALANCES, INTEREST INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES

Years Ended December 31,

(Dollars in thousands)

	Years Ended December 31,
	2003			2002			2001
	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	AVERAGE YIELD/ RATE	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	AVERAGE YIELD/ RATE	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	AVERAGE YIELD/ RATE
Earning Assets:
Loans receivable (1)(2)	$163,976	$10,899	6.65%	$160,941	$11,422	7.10%	$147,760	$12,700	8.60%
Securities, taxable	17,925	858	4.79%	17,389	1,016	5.84%	15,789	1,028	6.51%
Securities, non-taxable	28,333	1,752	6.18%	24,734	1,688	6.82%	18,794	1,255	6.68%
Equity securities	1,001	44	4.40%	1,283	68	5.30%	1,479	87	5.88%
Federal funds sold	2,507	27	1.08%	4,433	70	1.58%	3,076	105	3.41%

Total earning assets	$213,742	$13,580	6.35%	$208,780	$14,264	6.83%	$186,898	$15,175	8.12%

Non-Earning Assets:
Cash and due from banks	8,409			6,169			4,462
Allowance for loan losses	(2,193)			(2,167)			(1,920)
Other assets	10,557			11,112			10,938

Total non-earning assets	16,773			15,114			13,480

Total assets	$230,515			$223,894			$200,378

Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand (NOW) deposits	$24,263	$103	0.42%	$22,357	$236	1.06%	$19,666	$339	1.72%
Money market deposits	17,244	173	1.00%	14,313	288	2.01%	10,103	294	2.91%
Savings deposits	20,072	180	0.90%	17,237	292	1.69%	15,079	390	2.59%
Time deposits	120,118	3,511	2.92%	122,145	4,670	3.82%	107,750	5,902	5.48%
Federal funds purchased	270	5	1.85%	281	6	2.14%	328	16	4.88%
FHLB advances & other borrowings	3,561	101	2.84%	7,364	203	2.76%	10,507	541	5.15%

Total interest-bearing liabilities	$185,528	$4,073	2.20%	$183,697	$5,695	3.10%	$163,433	$7,482	4.58%

Non-Interest Bearing Liabilities:
Demand deposits	20,894			18,308			16,903
Other liabilities	1,805			1,793			1,744

Total non-interest bearing liabilities	22,699			20,101			18,647

Total liabilities	208,227			203,798			182,080

Stockholders’ equity	22,288			20,096			18,298

Total liabilities and stockholders’ equity	$230,515			$223,894			$200,378

Interest spread			4.16%			3.73%			3.54%
Net interest margin		$9,507	4.45%		$8,569	4.10%		$7,693	4.12%

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

RATE AND VOLUME ANALYSIS

(Dollars in thousands)

	Year Ended December 31, 2003 Compared to December 31, 2002 Increase (Decrease) Due to			Year Ended December 31, 2002 Compared to December 31, 2001 Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest Earned On:
Loans receivable	$(744)	$221	$(523)	$(2,618)	$1,340	$(1,278)
Securities, taxable	(190)	32	(158)	(966)	954	(12)
Securities, non-taxable	(117)	181	64	28	405	433
Equity securities	(10)	(14)	(24)	45	(64)	(19)
Federal funds sold	(18)	(25)	(43)	(195)	160	(35)

Total interest income	$(1,079)	$395	$(684)	$(3,706)	$2,795	$(911)

Interest Paid On:
Interest bearing demand (NOW) deposits	$(155)	$22	$(133)	$(159)	$56	$(103)
Money market deposits	$(194)	79	(115)	(23)	17	(6)
Savings deposits	(172)	60	(112)	(167)	69	(98)
Time deposits	(1,083)	(76)	(1,159)	(2,209)	977	(1,232)
Federal funds purchased	(1)	(0)	(1)	(8)	(2)	(10)
Federal Home Loan Bank advances and other borrowings	6	(108)	(102)	(206)	(132)	(338)

Total interest expense	$(1,599)	$(23)	$(1,622)	$(2,772)	$985	$(1,787)

Net interest income	$520	$418	$938	$(934)	$1,810	$876

INTEREST RATE SENSITIVITY

An important component of both earnings performance and liquidity is management of interest rate sensitivity. Interest rate sensitivity reflects the potential effect on net interest income of a movement in market interest rates. The Corporation is subject to interest rate sensitivity to the degree that its interest earning assets mature or reprice at a different time interval from that of its interest-bearing liabilities.

INTEREST SENSITIVITY ANALYSIS

December 31, 2003 (Dollars in thousands)

	Maturing or Repricing In:
	< 3 Months	4-12 Months	Over 1 Year	Total
Interest-sensitive assets:
Cash	$8,949	$—	$—	$8,949
Loans (1)	47,840	29,265	83,405	160,510
Short-term investments	285	—	—	285
Securities	196	1,502	48,461	50,159

Total interest-sensitive assets	$57,270	$30,767	$131,866	$219,903

Interest-sensitive liabilities:
Non-interest bearing deposits	$—	$—	$24,522	$24,522
Certificates of deposit	21,142	43,054	48,463	112,659
Interest-bearing checking, money market deposits, NOW and savings accounts (2)	3,305	9,915	52,881	66,101
Trust Preferred Securities	—	—	4,000	4,000

Total interest sensitive liabilities	$24,447	$52,969	$129,866	$207,282

Period gap	32,823	(22,202)	2,000	12,621
Cumulative gap	32,823	10,621	12,621
Ratio of cumulative interest sensitive assets to interest sensitive liabilities	234.3%	113.7%	106.1%
Ratio of cumulative gap to interest sensitive assets	14.9%	4.8%	5.7%

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

The provision for loan losses was $700,000 in 2003, a decrease of $508,000, or 42.1%, compared to the $1.2 million in provision for 2002. The provision for loan losses reflects a decrease of $489,000 in net charged-off loans in 2003. Net charged-off loans were $687,000 in 2003 after charging off $829,000 and recovering a total of $142,000. This compares to $1.2 million in net charge-offs in 2002 after charging off $1.2 million in loans and recognizing $68,000 in recoveries. The higher level of provision for loan losses in 2002 was booked in recognition of a slower economy, the deterioration in certain loans and higher charge-offs than had been historically recognized. Additionally, in 2003 asset quality ratios improved over 2002, resulting in lower provision than in 2002.

Management believes the allowance for loan losses is adequate to absorb losses inherent in the loan portfolio. In view of the Corporation’s plans to continue its loan growth, management will continue to closely monitor the performance of its portfolio and make additional provisions as necessary.

NON-INTEREST INCOME

Non-interest income in 2003 was $1.4 million, an increase of $306,000, or 28.4%, from non-interest income of $1.1 million in 2002. The largest dollar volume component of the non-interest income increase was $127,000, or 17.2% in service charge income, which was $738,000 in 2002 and increased to $865,000 in 2003. This increase in service charges can be attributed to an automated program for overdraft fees, which significantly reduced the percentage of fees waived by the bank. Net security gains (losses) increased $32,000 from a loss of $1,000 in 2002 to a gain of $31,000 in 2003. Primarily due to an increase in volume activity in loans held for resale, net gains on sale of loans increased $60,000, from $3,000 in 2002 to $63,000 in 2003. Other income of $425,000 in 2003 increased $85,000 over 2002 other income of $339,000, an increase of 25.6%. This was the result of improved investment earnings in Essex Services Inc., a wholly owned subsidiary of the Bank, as a result of changes in the economic environment and a growing customer base for this segment of the Company.

NON-INTEREST EXPENSE

Non-interest expense was $6.6 million in 2003, a 14.9% or $862,000 increase over non-interest expense of $5.8 million in 2002. Salaries comprised the largest dollar volume component of this increase, $361,000, and increased from $2.3 million in 2002 to $2.7 million during 2003. This increase in salaries was primarily attributable to an increase of five full-time equivalent employees during 2003. As a result, employee benefits and costs increased $173,000, or 28.0%, from $616,000 in 2002 to $788,000 in 2003. Other operating expenses increased $249,000, or 19.6%, and were $1.3 million in 2002 compared to $1.5 million in 2003. This change is the result of increases in various expense items, including FDIC, bankcard, other professional fees, repossession and collection charges, other losses and travel. Occupancy expenses were $321,000 in 2003, an increase of $7,000, or 2.3% from occupancy expenses of $314,000 in 2002. Increases in real estate taxes paid to various localities in Virginia represent a majority of this increase.

Furniture and equipment related expenses decreased 1.1%, or $5,000 and were $446,000 in 2002 compared to $441,000 in 2003. Data processing expenses increased 11.8%, or $39,000 in 2003 and were $366,000 in 2003 and $327,000 in 2002.

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

Net loans consist of total loans minus the allowance for loan losses, unearned discounts and deferred loan fees. The Corporation’s net loans were $158.4 million at December 31, 2003, representing a decrease of 2.1%, or $3.3 million less than net loans of $161.7 million at December 31, 2002. The average balance of loans as a percentage of average earning assets was 76.7% in 2003, down slightly from 77.1% in 2002. These decreases in the net loan balances at year-end, and on average, were the result of a slower economy, competition on loan pricing and of management’s recognition of negative effects of low priced loan growth on the Bank’s net interest margin.

In the normal course of business, the Corporation makes various commitments and incurs certain contingent liabilities, which are disclosed but not reflected in the consolidated financial statements contained in this Report, including standby letters of credit and commitments to extend credit. At December 31, 2003, commitments for standby letters of credit totaled $3.9 million and commitments to extend credit totaled $33.1 million. Commitments for standby letters of credit totaled $3.8 million at December 31, 2002 and commitments to extend credit totaled $36.9 million.

LOAN PORTFOLIO

	December 31, (Dollars in thousands)
	2003	2002	2001	2000	1999
Loans:
Commercial	$26,099	$33,428	$32,714	$29,783	$25,200
Real Estate	106,212	121,570	110,336	94,662	86,254
Real Estate - construction	21,505	1,465	3,505	6,242	4,665
Installment & other	6,693	7,375	7,406	10,624	9,696

Total loans	$160,509	$163,838	$153,961	$141,311	$125,815

Allowance for loan losses	(2,128)	(2,116)	(2,084)	(1,819)	(1,601)

Net loans	$158,381	$161,722	$151,877	$139,492	$124,214

Remaining Maturities of Selected Loan Categories

	Commercial	Real Estate Construction
	( in thousands)
Within one year	$13,221	$16,394

Variable Rate
One to five years	$3,097	$4,139
After five years	342	—

Total	$3,439	$4,139

Fixed Rate
One to five years	$9,354	$812
After five years	85	160

Total	$9,439	$972

Total Maturities	$26,099	$21,505

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

Real estate acquired by the Corporation as a result of foreclosure or in-substance foreclosure is classified as other real estate owned (“OREO”). Such real estate is recorded at the lower of cost or fair market value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for loan losses at that time. Further allowances for losses are recorded as charges to other expenses at the time management believes additional deterioration in value has occurred. The Corporation had no OREO at December 31, 2003 or 2002.

The Corporation’s credit policies generally require a loan-to-value ratio of 85% for secured loans. At December 31, 2003, loans past due 90 days or more and still accruing interest totaled $285,000, of which $134,000 was secured by real estate and the remainder were secured and unsecured installment and commercial loans. As of December 31, 2002, loans past due 90 days or more and still accruing totaled $102,000, of which $45,000 was secured by real estate with the remainder consisting of secured and unsecured commercial and installment loans. Non-accrual loans at December 31, 2003 were $1.7 million and at December 31, 2002 non-accrual loans were $2.4 million.

NON-PERFORMING ASSETS

(Dollars in thousands)

	December 31,
	2003	2002	2001	2000	1999
Nonaccrual loans	$1,737	$2,411	$760	$956	$1,319
Restructured loans	—	—	—	—	—

Total nonperforming loans	$1,737	$2,411	$760	$956	$1,319
Foreclosed assets	—	—	—	—	72

Total nonperforming assets	$1,737	$2,411	$760	$956	$1,391

Loans past due 90 or more days accruing interest	$285	$102	$988	$303	$632
Nonperforming loans to total loans, at period end	1.08%	1.47%	0.49%	0.68%	1.05%
Nonperforming assets to period end assets	0.75%	1.06%	0.35%	0.49%	0.83%

ALLOWANCE FOR LOAN LOSSES

In originating loans, the Corporation recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such a loan. The Corporation maintains an allowance for loan losses based upon historical experience, the volume and type of lending conducted by the Corporation, the amount of non-performing assets, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectibility of loans in the Corporation’s portfolio. In addition to general allowances, specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans, which are contractually past due and after considering the net realizable value of any collateral for the loan.

Management actively monitors the Corporation’s asset quality in a continuing effort to charge-off loans against the allowance for loan losses when appropriate and to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of December 31, 2003, the allowance for loan losses amounted to $2.1 million, or 1.33% of total loans. The Corporation’s allowance for loan losses was $2.1 million at December 31, 2002, or 1.29% of total loans. The increase in the allowance for loan losses as a percentage of total loans is the result of a lower volume of loans coupled with a decrease of $489,000 in net charged-off loans in 2003.

The allowance for loan losses as a percentage of non-performing assets was 122.6% at December 31, 2003. The ratio of allowance for loan losses as a percentage of non-performing assets at December 31, 2002 was 87.7%.

ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

	Years ended December 31,
	2003	2002	2001	2000	1999
Balance, beginning of period	$2,116	$2,084	$1,819	$1,601	$1,344
Less chargeoffs:
Commercial	613	943	21	85	52
Installment	203	262	150	172	80
Real estate	13	39	—	10	—

Total chargeoffs	829	1,244	171	267	132

Plus recoveries:
Commercial	98	17	3	2	2
Installment	44	51	43	28	39
Real estate	—	—	—	—	3

Total recoveries	142	68	46	30	44

Net chargeoffs	687	1,176	125	237	88

Provision for loan losses	700	1,208	390	455	345

Balance, end of period	$2,129	$2,116	$2,084	$1,819	$1,601

Allowance for loan losses to period end loans	1.33%	1.29%	1.35%	1.29%	1.27%

Allowance for loan losses to non performing assets	122.57%	87.76%	274.21%	190.27%	115.10%

Net chargeoffs to average loans	0.42%	0.74%	0.08%	0.17%	0.11%

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

	December 31,
	2003	Percent (1)	2002	Percent (1)	2001	Percent (1)	2000	Percent (1)	1999	Percent (1)
Commercial	$346	16.3%	$432	20.4%	$1,863	21.2%	$1,301	21.1%	$683	20.0%
Installment	89	4.2%	95	4.5%	18	4.8%	340	7.5%	340	7.7%
Real Estate	1,694	79.6%	1,589	75.1%	203	74.0%	178	71.4%	578	72.3%

	$2,129	100.0%	$2,116	100.0%	$2,084	100.0%	$1,819	100.0%	$1,601	100.0%

(1)	Percent of loans in each category to total loans.

INVESTMENT ACTIVITIES

Securities available-for-sale are used as part of the Corporation’s interest rate risk management strategy and may be sold in response to interest rate, changes in prepayment risk, liquidity needs, the need to increase regulatory capital and other factors. The fair value of the Corporation’s securities available-for-sale totaled $52.2 million at December 31, 2003, compared to $45.5 million at December 31, 2002.

The Corporation is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under Statement of Financial Accounting Standard #115 (SFAS 115). The market value of the December 31, 2003 securities available-for-sale portfolio was $2.0 million greater than the associated book value of these securities. On December 31, 2002 the market value of securities available-for-sale exceeded their book value by $2.4 million.

As of December 31, 2003 the book value of the investment portfolio increased $7.1 million, or 16.5%, from $43.1 million at December 31, 2002 to $50.2 million at December 31, 2003. This increase in the Corporation’s investment portfolio was in response to increased deposit account balances and a reduction of $3.4 million in net loan balances incurred during the course of 2003.

SECURITIES PORTFOLIO

(Dollars in thousands)

	December 31,
	2003		2002		2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-Sale:
U.S. Treasury Issue and other U.S. Government agencies	$14,049	$14,099	$8,874	$9,144	$7,084	$7,159
State, county and municipal	31,373	32,868	28,647	30,275	24,687	25,029
Other	4,803	5,233	5,576	6,069	5,719	6,080

Total Available-for-Sale	$50,225	$52,200	$43,097	$45,488	$37,490	$38,268

SECURITIES PORTFOLIO - MATURITY AND YIELDS

December 31, 2003 (Dollars in thousands)

	Under 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Maturity Distribution:
U.S. Treasury Issue and other U.S. Government agencies	$299	$13,081	$719	$—	$14,099
State, county and municipal-tax exempt	715	16,978	12,191	694	30,578
State, county and municipal-taxable	196	1,820	274	—	2,290
Other	524	4,545	—	164	5,233

Total Investment Securities	$1,734	$36,424	$13,184	$858	$52,200

Weighted Average Yield:
U.S. Treasury Issue and other U.S. Government agencies	3.17%	3.60%	3.43%	0.00%	3.59%
State, county and municipal-tax exempt	6.17%	6.07%	5.61%	7.03%	5.91%
State, county and municipal-taxable	5.00%	5.38%	6.29%	0.00%	5.46%
Other	7.15%	7.25%	0.00%	1.76%	7.24%

Weighted Average Yield by Category	5.80%	5.26%	5.49%	6.02%	5.36%

DEPOSITS

The Corporation primarily uses deposits to fund its loans and investment portfolio. In 2003, the Corporation’s deposits grew $2.0 million, or 1.0%. Total deposits at December 31, 2003 were $203.3 million compared to $201.3 million at December 31, 2002. In 2003, the trend that the largest component of the Corporation’s growth would come from certificates of deposits was reversed. This was a conscious effort on management’s part to concentrate on the impact of deposit pricing on net interest margin and to work to improve that margin in 2003. While the effects of deposit pricing on net interest margin will be considered in 2004, the ability to improve this component of earnings will, at best, be limited. Certificates of deposit decreased $12.7 million in 2003, or 10.1%, from $125.5 million at December 31, 2002 to $112.8 million at December 31, 2003. The largest component of growth in 2003 came from non-interest bearing deposits, due to the pricing strategy on certificates of deposits, which grew 36.3%, or $6.5 million. Non-interest bearing deposits grew from $18.0 million at December 31, 2002 to $24.5 million at December 31, 2003. On average, noninterest bearing deposits were $18.3 million for 2002 compared to $20.9 million for 2003. This represents an increase of 14.2%. Other less costly components of total deposits also grew in 2003. Money market deposit accounts grew $3.0 million from $17.2 million at December 31, 2002 to $20.2 million at December 31, 2003.

The Corporation offers a variety of deposit accounts to individuals and small-to-medium sized businesses. Deposit accounts include checking, savings, money market deposit accounts and certificates of deposit. Certificates of deposit of $100,000 or more totaled $24.5 million at December 31, 2002 and $21.7 million at December 31, 2003 a decrease of $2.8 million, or 11.5%.

AVERAGE DEPOSITS AND AVERAGE RATES PAID

(Dollars in thousands)

	Year Ended December 31,
	2003		2002		2001
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Interest bearing deposits:
NOW accounts	$24,263	0.42%	$22,357	1.06%	$19,666	1.72%
Money market deposits	17,244	1.00%	14,313	2.01%	10,103	2.91%
Regular savings	20,072	0.90%	17,237	1.69%	15,079	2.59%
Certificates of deposit	120,118	2.92%	122,145	3.82%	107,750	5.48%

Total interest bearing deposits	$181,697	2.18%	$176,052	3.12%	$152,598	4.54%

Noninterest bearing deposits	20,894		18,308		16,903

Total deposits	$202,591		$194,360		$169,501

MATURITIES OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE AT DECEMBER 31, 2003

(Dollars in thousands)

	Dollars	Percent
Three months or less	$5,976	27.56%
Over three months to six months	2,584	11.92%
Over six months to one year	3,722	17.17%
Over one year	9,399	43.35%

	$21,681	100.00%

SHORT-TERM BORROWINGS

The Corporation occasionally finds it necessary to purchase funds on a short-term basis due to fluctuations in loan and deposit levels. The Corporation has several arrangements under which it may purchase funds. Federal Funds guidance facilities are maintained with correspondent banks totaling $18.6 million for the year ending December 31, 2003. No amounts were drawn on these facilities at December 31, 2003. As another means of borrowing funds, the Corporation may borrow from the Federal Home Loan Bank of Atlanta. On November 2, 2001 the Corporation entered into an $8.0 million Principal Reducing Credit with $4.0 million due and paid on November 4, 2002 and $4.0 million due and paid on November 3, 2003. The cost of this borrowing was 2.75%. Total expense on Federal Home Loan Bank of Atlanta borrowings in 2003 was $92,000 and in 2002 was $203,000. Total expense on Federal Funds purchased and other borrowings was $4,000 in 2003 and $6,000 in 2002.

TRUST PREFERRED SECURITIES

Trust preferred securities were issued by the Corporation through a wholly-owned subsidiary, BOE Statutory Trust (the “Trust”). These securities are mandatorily redeemable preferred security obligations of the Trust. The sole asset of the Trust is junior subordinated deferrable interest notes of the Corporation (the “Notes”). At December 31, 2003, the Corporation had one wholly-owned Trust which had issued trust preferred securities to SunTrust Bank. These securities mature in December 2033, but may be redeemed prior to maturity (beginning December 2008) at the option of the Corporation. The Trust has invested the proceeds of the trust preferred securities in the Notes. The Notes have an interest rate equal to the trust preferred securities distribution rate. The Corporation has the right to defer payment of interest on the Notes at any time or from time to time for a period not to exceed five years provided that no extension period may extend beyond the stated maturity of the Notes. During any such extension period, the Corporation’s ability to pay dividend on its common stock will be restricted. The trust preferred securities are subject to mandatory redemption upon payment of the related Notes at their stated maturity date or their earlier redemption at a redemption price equal to their liquation amount plus accrued distribution to the date fixed for redemption.

The Corporation is required by the Federal Reserve Board to maintain certain levels of capital for bank regulatory purposes. The Federal Reserve Board has determined that certain cumulative preferred securities having the characteristics of trust preferred securities qualify as minority interest, which is included in Tier 1 capital for banks and bank holding companies. Therefore, trust preferred securities provide the Corporation with another means of obtaining capital for bank regulatory purposes. At December 31, 2003, the Corporation had $4 million of trust preferred securities backed by its Notes with a December, 2033 maturity. These securities bear a variable interest rate of three months LIBOR plus 3.00%. The effective interest rate at 2003 year end was 4.17%, subject to revision quarterly in March, June, September and December.

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

During the fourth quarter of 2003 the Corporation engaged in a trust preferred offering, raising $4.0 million in trust preferred subordinated debt which qualifies as capital for regulatory purposes. This trust preferred debt has a 30-year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.00% for an initial rate of 4.17%.

The following table shows the Corporation’s capital ratios:

CAPITAL RATIOS

	December 31,
	2003	2002	2001
Tier 1 Risk-based Capital	13.70%	10.42%	9.95%
Total Risk-based Capital	14.88%	11.59%	11.14%
Leverage Ratio	10.80%	8.13%	8.41%

LIQUIDITY

Liquidity represents the Corporation’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, and certain investment securities. As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

As of December 31, 2003, cash, federal funds sold and available-for-sale securities represented 30.22% of deposits and other liabilities compared to 25.82% at December 31, 2002. Managing loan maturities also provides asset liquidity. At December 31, 2003 approximately $75.4 in loans would mature or reprice with a one-year period.

The following table summarizes the Corporation’s liquid assets for the periods indicated:

SUMMARY OF LIQUID ASSETS

(Dollars in thousands)

	December 31,
	2003	2002	2001
Cash and due from banks	$8,949	$5,603	$6,093
Federal funds sold	285	2,305	7,617
Investment securities (1)	—	—	—
Available for sale securities, at fair value	52,200	45,488	38,268

Total liquid assets	$61,434	$53,396	$51,978

Deposits and other liabilities	$204,795	$206,765	$198,124
Ratio of liquid assets to deposits and other liabilities	30.00%	25.82%	26.24%

FINANCIAL RATIOS

Financial ratios give investors a way to compare Corporation’s within industries to analyze financial performance. Return on average assets is net income as a percentage of average total assets. It is a key profitability ratio that indicates how effectively a bank has used its total resources. Return on average assets was 1.04% in 2003 and 0.80% in 2002. Return on average equity is net income as a percentage of average shareholders’ equity. It provides a measure of how productively a Corporation’s equity has been employed. The Corporation’s return on average equity was 10.80% in 2003 and 8.87% in 2002. Dividend payout ratio is the percentage of net income paid to shareholders as cash dividends during a given period. It is computed by dividing dividends per share by net income per share. The Corporation has a dividend payout ratio of 27.45% in 2003 and 34.96% in 2002. The Corporation utilizes leverage within guidelines prescribed by federal banking regulators as described in the section “Capital Requirements” in the preceding section. Leverage is average stockholders’ equity divided by total quarterly average assets. This ratio was 10.80% in 2003 and 8.13% in 2002.

FINANCIAL RATIOS

	Years ended December 31,
	2003	2002	2001
Return on average assets	1.04%	0.80%	1.00%
Return on average equity	10.80%	8.87%	10.97%
Dividend payout ratio	27.45%	34.96%	29.18%
Average equity to average asset ratio	9.66%	8.98%	9.13%

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

RECENT ACCOUNTING STANDARDS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The provisions of the Statement were effective December 31, 2002. Management currently intends to continue to account for stock-based compensation under the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion 25 and related interpretations. For this reason, the transition guidance of SFAS No. 148 does not have an impact on the Corporation’s consolidated financial position or consolidated results of operations. The Statement does amend existing guidance with respect to required disclosures, regardless of the method of accounting used. The revised disclosure requirements are presented herein.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition requirements of the Interpretation were effective beginning January 1, 2003. The initial adoption of the Interpretation did not materially affect the Corporation, and management does not anticipate that the recognition requirements of this Interpretation will have a materially adverse impact on either the Corporation’s consolidated financial position or consolidated results of operations in the future.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where (a) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or (b) in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. Management has evaluated the Corporation’s investments in variable interest entities and potential variable interest entities or transactions, particularly in limited liability partnerships involved in low-income housing development and trust preferred securities structures. The implementation of FIN 46 did not have a significant impact on either the Corporation’s consolidated financial position or consolidated results of operations. Interpretive guidance relating to FIN 46 is continuing to evolve and the Corporation’s management will continue to assess various aspects of consolidations and variable interest entity accounting as additional guidance becomes available.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003 and is not expected to have an impact on the Corporation’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Corporation’s consolidated financial statements.

In November 2003, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on a new disclosure requirement related to unrealized losses on investment securities. The new disclosure requires a table of securities which have unrealized losses as of the reporting date. The table must distinguish between those securities which have been in a continuous unrealized loss position for twelve months or more and those securities which have been in a continuous unrealized loss position for less than twelve months. The table is to include the aggregate unrealized losses of securities whose fair values are below book values as of the reporting date, and the aggregate fair value of securities whose fair values are below book values as of the reporting date. In addition to the quantitative disclosure, FASB requires a narrative discussion that provides sufficient information to allow financial statement users to understand the quantitative disclosures and the information that was considered in determining whether impairment was not other-than-temporary. The new disclosure requirements apply to fiscal years ending after December 15, 2003. The Corporation has included the required disclosures in its consolidated financial statements.

In December 2003, the FASB issued a revised version of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88 and 106.” This Statement revises employers’ disclosures about pension plans and other postretirement benefits. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, No. 88, and No. 106. This Statement retains the disclosure requirements contained in the original FASB Statement No. 132, which it replaces. However, it requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The disclosures for earlier annual periods presented for comparative purposes are required to be restated for (a) the percentages of each major category of plan assets held, (b) the accumulated benefit obligation, and (c) the assumptions used in the accounting for the plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The Corporation has included the required disclosures in its consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS.

The following table sets forth certain historical financial information for the Corporation. This information is based on the consolidated financial statements of the Corporation including applicable notes which can be found on pages F-1 through F-35.

Selected Financial Data

(Dollars in thousands, except per share data)

	As of and for the Years ended December 31,
	2003	2002	2001	2000	1999
STATEMENT OF INCOME INFORMATION
Interest income	$13,071	$13,741	$14,749	$14,302	$11,559
Interest expense	4,073	5,695	7,482	7,106	5,333
Net interest income	8,998	8,046	7,267	7,196	6,226
Provision for loan losses	700	1,208	390	455	345
Noninterest income	1,384	1,078	1,120	959	783
Noninterest expense	6,627	5,766	5,393	5,280	4,843
Income taxes	648	368	597	577	417

Net income	$2,407	$1,782	$2,007	$1,843	$1,404

PER SHARE DATA
Net income, basic	$2.04	$1.52	$1.71	$1.58	$1.20
Net income, diluted	2.03	1.51	1.71	1.58	1.20
Cash dividend	0.56	0.53	0.50	0.47	0.45
Book value at period end	19.37	18.12	16.22	14.71	13.17
Tangible book value at period end	18.61	17.25	15.24	13.62	11.97

BALANCE SHEET DATA
Total assets	$231,716	$228,111	$217,172	$193,933	$167,296
Loans, net	158,381	161,722	151,877	139,492	124,464
Securities	53,147	46,568	39,613	36,315	25,220
Deposits	203,282	201,261	188,497	164,348	142,891
Stockholders’ equity	22,922	21,346	19,047	17,215	15,383

PERFORMANCE RATIOS
Return on average assets	1.04%	0.80%	1.00%	1.01%	0.90%
Return on average equity	10.80%	8.87%	10.97%	11.38%	9.12%
Net interest margin	4.45%	4.13%	4.12%	4.50%	4.63%
Dividend payout	27.45%	34.96%	29.18%	29.78%	37.44%

ASSET QUALITY RATIOS
Allowance for loan losses to period end loans	1.33%	1.29%	1.35%	1.29%	1.27%
Allowance for loan losses to nonperforming assets	122.57%	87.76%	274.21%	190.27%	115.10%
Nonperforming assets to total assets	0.75%	1.06%	0.35%	0.49%	0.83%
Net chargeoffs to average loans	0.42%	0.74%	0.08%	0.17%	0.11%

CAPITAL AND LIQUIDITY RATIOS
Leverage	10.80%	8.13%	8.41%	8.27%	8.76%
Tier 1 Risk-Based Capital	13.70%	10.42%	9.95%	10.51%	11.03%
Total Risk-Based Capital	14.88%	11.59%	11.14%	11.73%	12.26%

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Based on their most recent review, which was completed as of the last day of the period covered by this report, the Corporation’s principal executive officer and principal financial officer have concluded that the Corporation’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Certain information with respect to the Corporation’s directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Corporation’s Proxy Statement for its 2004 annual meeting of shareholders (the “Proxy Statement”), which will be filed no later than 120 days following the Corporation’s fiscal year end.

Set forth below is certain information with respect to the Corporation’s principal executive officers:

K. Wayne Aylor, 61, is Vice President and Senior Credit Officer. Mr. Aylor joined the Corporation in February 2002. Prior to joining the Corporation Mr. Aylor served as Vice President and Senior Credit Officer with The Community Bankers Bank in Richmond, Virginia since February 1989.

Bonnie S. Courtney, 50, is Vice President of Operations. Mrs. Courtney has held various positions with the Corporation since 1981.

George M. Longest, Jr., 43, became President and Chief Executive Officer of the Corporation on January 1, 1999. Prior to assuming his present position, Mr. Longest had been Senior Vice President and Senior Loan Officer since February 1989. Mr. Longest has served as a director of the Corporation since 1999.

Suzanne S. Rennolds, 54, is Vice President, Human Resources, Branch Administration and has been employed by the Corporation since December 1980.

Bruce E. Thomas, 40, is Senior Vice President, Chief Financial Officer and Corporate Secretary and has been employed by the Corporation since October 1990.

Terrell D. Vaughan, 57, is Senior Vice President, Commercial Lending and has been employed by the Corporation since April 1, 1998. Prior to that time, Mr. Vaughan had been a commercial lender and business development officer at Hanover Bank for at least five years.

ITEM 10. EXECUTIVE COMPENSATION.

The response to this Item is incorporated by reference to the Corporation’s Proxy Statement, which will be filed no later than 120 days following the Corporation’s fiscal year end.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Equity Compensation Plans

The following table summarizes information, as of December 31, 2003, relating to the Corporation’s 2000 Employee and Director Stock Option Plans, pursuant to which grants of options to acquire shares of common stock may be granted from time to time.

Equity Compensation Plan Information

Year Ended December 31, 2003

	Number of shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Plans
Equity compensation plans approved by shareholders	33,190	$19.08	73,511
Equity compensation plans not approved by shareholders	—	—	—
Total	33,190	$19.08	73,511

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Listing

Exhibit Number	Description

2	Agreement and Plan of Reorganization (the “Reorganization Agreement”) dated as of March 20, 2000 between the Corporation and Bank. Exhibit A of the Proxy Statement included in Form S-4 Registration Statement filed March 24, 2000, incorporated by reference).

3(a)	Articles of Incorporation of the Corporation (Appendix 1 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement filed March 24, 2000, incorporated by reference).

3(b)	Bylaws (Appendix 2 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement filed March 24, 2000, incorporated by reference).

10(a)	The Corporation’s Stock Incentive Plan (Appendix 3 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement filed March 24, 2000, incorporated by reference).

10(b)	First Amendment to the Corporation’s Stock Incentive Plan (Exhibit 99(b) to Form S-8 Registration Statement filed November 8, 2000, incorporated by reference).

10(c)	The Corporation’s Stock Option Plan for Outside Directors (Appendix 4 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement filed March 24, 2000, incorporated by Reference).

10(d)		First Amendment to the Corporation’s Stock Option Plan for Outside Directors (Exhibit 99(d) to Form S-8 Registration Statement filed November 8, 2000, incorporated by reference).

13		The Corporation’s 2002 Annual Report to Shareholders (filed herewith).

21		Subsidiaries of the Registrant.

23		Consent of Yount, Hyde & Barbour, P.C.

31.1		Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2		Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1		BOE Financial Services Dividend Reinvestment Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-3D filed November 8, 2000.)

(b	)	Report on Form 8-K. The Corporation filed a Form 8-K on October 27, 2003 to inform its shareholders and other interested persons that on the same date the Corporation issued a press release reporting its financial results for the quarter ended September 30, 2003. A copy of the press release was furnished as an exhibit to the filing.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated by reference to the Corporation’s Proxy Statement, which will be filed no later than 120 days following the Corporation’s fiscal year end.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the town of Tappahannock, State of Virginia, on March 27, 2004.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

By:	/s/ Bruce E. Thomas
Bruce E. Thomas
Senior Vice President and Chief Financial Officer

Date: March 25, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ George M. Longest, Jr. George M. Longest, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Bruce E. Thomas Bruce E. Thomas	Senior Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)

/s/ Alexander F. Dillard, Jr. Alexander F. Dillard, Jr.	Chairman of the Board

/s/ R. Harding Ball R. Harding Ball	Director

/s/ R. Tyler Bland, III R. Tyler Bland, III	Director

/s/ L. McCauley Chenault L. McCauley Chenault	Director

/s/ Frances H. Ellis Frances H. Ellis	Director

/s/ George B. Elliott George B. Elliott	Director

/s/ Page Emerson Hughes, Jr. Page Emerson Hughes	Director

/s/ Philip T. Minor Philip T. Minor	Director

/s/ William Guy Townsend William Guy Townsend	Director

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Tappahannock, Virginia

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2003

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders

BOE Financial Services of Virginia, Inc.

Tappahannock, Virginia

We have audited the accompanying consolidated balance sheets of BOE Financial Services of Virginia, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for the three years ended December 31, 2003. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BOE Financial Services of Virginia, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the three years ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

January 16, 2004

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002

	2003	2002
Assets
Cash and due from banks	$8,948,582	$5,602,887
Federal funds sold	285,000	2,305,000
Securities available for sale, at fair value	52,200,104	45,487,850
Equity securities, restricted, at cost	946,900	1,080,100
Loans held for sale	—	1,130,923
Loans, net of allowance for loan losses of $2,128,254 in 2003 and $2,115,611 in 2002	158,381,402	161,722,367
Bank premises and equipment, net	6,525,926	6,634,568
Accrued interest receivable	1,186,110	1,259,508
Intangible assets, net	901,733	1,027,556
Other assets	2,340,570	1,860,343

Total assets	$231,716,327	$228,111,102

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$24,521,735	$17,784,096
Interest-bearing	178,759,833	183,476,803

Total deposits	$203,281,568	$201,260,899
Federal Home Loan Bank advances	—	4,000,000
Trust preferred capital notes	4,000,000	—
Accrued interest payable	329,933	492,520
Other liabilities	1,183,078	1,012,023

Total liabilities	$208,794,579	$206,765,442

Commitments and Contingent Liabilities	$—	$—

Stockholders’ Equity
Preferred stock, $5 par value, authorized 100,000 shares; no shares issued and outstanding	$—	$—
Common stock, $5 par value, authorized 10,000,000 shares; issued and outstanding 1,183,147 and 1,177,849 shares	5,915,735	5,889,245
Additional paid-in capital	5,008,853	4,931,233
Retained earnings	10,693,464	8,947,358
Accumulated other comprehensive income, net	1,303,696	1,577,824

Total stockholders’ equity	$22,921,748	$21,345,660

Total liabilities and stockholders’ equity	$231,716,327	$228,111,102

See Notes to Consolidated Financial Statements.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Consolidated Statements of Income

Three Years Ended December 31, 2003

	2003	2002	2001
Interest and Dividend Income
Interest and fees on loans	$10,899,057	$11,418,686	$12,700,473
Interest and dividends on securities:
U.S. Treasury	5,692	—	—
U.S. Government agencies	301,771	418,816	504,404
State and political subdivisions, nontaxable	1,156,581	1,114,078	828,576
State and political subdivisions, taxable	183,442	196,493	133,518
Other securities	498,301	522,581	477,401
Interest on federal funds sold	26,553	70,475	104,792

Total interest and dividend income	$13,071,397	$13,741,129	$14,749,164

Interest Expense
Interest on deposits	$3,967,250	$5,486,489	$6,925,134
Interest on borrowings	105,708	208,770	556,613

Total interest expense	$4,072,958	$5,695,259	$7,481,747

Net interest income	$8,998,439	$8,045,870	$7,267,417

Provision for Loan Losses	700,000	1,208,000	390,000

Net interest income after provision for loan losses	$8,298,439	$6,837,870	$6,877,417

Noninterest Income
Service charge income	$864,499	$737,565	$726,534
Net security gains (losses)	30,603	(1,371)	2,448
Net gains on sales of loans	63,400	3,291	7,343
Other income	425,113	338,533	383,867

Total noninterest income	$1,383,615	$1,078,018	$1,120,192

See Notes to Consolidated Financial Statements.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Consolidated Statements of Income

(Continued)

Three Years Ended December 31, 2003

	2003	2002	2001
Noninterest Expenses
Salaries	$2,696,853	$2,335,715	$2,161,602
Employee benefits and costs	788,271	615,689	535,192
Occupancy expenses	321,163	313,954	292,211
Furniture and equipment related expenses	441,168	446,155	464,731
Data processing	365,601	327,094	344,672
Stationary and printing	160,512	149,876	122,862
Postage	166,258	159,494	155,977
Bank franchise tax	164,254	143,879	130,237
Other operating expenses	1,523,191	1,273,849	1,186,187

Total noninterest expenses	$6,627,271	$5,765,705	$5,393,671

Net income before income taxes	$3,054,783	$2,150,183	$2,603,938
Income Taxes	647,731	368,493	596,816

Net income	$2,407,052	$1,781,690	$2,007,122

Earnings Per Share, basic	$2.04	$1.52	$1.71

Earnings Per Share, diluted	$2.03	$1.51	$1.71

See Notes to Consolidated Financial Statements.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Three Years Ended December 31, 2003

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2000	$5,849,845	$4,827,428	$6,367,066	$170,720		$17,215,059
Comprehensive income:
Net income	—	—	2,007,122	—	$2,007,122	2,007,122
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of deferred taxes of $177,607	—	—	—	—	344,766	—
Less reclassification adjustment, net of taxes of $832	—	—	—	—	(1,616)	—

Other comprehensive income, net of tax	—	—	—	343,150	$343,150	343,150

Total comprehensive income	—	—	—	—	$2,350,272	—

Cash dividends, $0.50 per share	—	—	(585,683)	—		(585,683)
Fractional shares purchased under dividend reinvestment plan	—	—	(38)	—		(38)
Issuance of common stock under dividend reinvestment plan	20,545	47,324	—	—		67,869

Balance, December 31, 2001	$5,870,390	$4,874,752	$7,788,467	$513,870		$19,047,479
Comprehensive income:
Net income	—	—	1,781,690	—	$1,781,690	1,781,690
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of deferred taxes of $547,631	—	—	—	—	1,063,049	—
Add reclassification adjustment, net of taxes of $466	—	—	—	—	905	—

Other comprehensive income, net of tax	—	—	—	1,063,954	$1,063,954	1,063,954

Total comprehensive income	—	—	—	—	$2,845,644	—

Cash dividends, $0.53 per share	—	—	(622,716)	—		(622,716)
Fractional shares purchased under dividend reinvestment plan	—	—	(83)	—		(83)
Issuance of common stock under dividend reinvestment plan	17,840	55,009	—	—		72,849
Exercise of stock options	1,015	1,472	—	—		2,487

Balance, December 31, 2002 (forwarded)	$5,889,245	$4,931,233	$8,947,358	$1,577,824		$21,345,660

See Notes to Consolidated Financial Statements.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(Continued)

Three Years Ended December 31, 2003

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2002 (brought forward)	$5,889,245	$4,931,233	$8,947,358	$1,577,824		$21,345,660
Comprehensive income:
Net income	—	—	2,407,052	—	$2,407,052	2,407,052
Other comprehensive income, net of tax:
Unrealized loss on securities available for sale, net of deferred taxes of $130,812	—	—	—	—	(253,930)	—
Less reclassification adjustment, net of taxes of $10,405	—	—	—	—	(20,198)	—

Other comprehensive loss, net of tax	—	—	—	(274,128)	$(274,128)	(274,128)

Total comprehensive income	—	—	—	—	$2,132,924	—

Cash dividends, $0.56 per share	—	—	(660,940)	—		(660,940)
Fractional shares purchased under dividend reinvestment plan	—	—	(6)	—		(6)
Issuance of common stock under dividend reinvestment plan	14,280	58,627	—	—		72,907
Exercise of stock options	12,210	18,993	—	—		31,203

Balance, December 31, 2003	$5,915,735	$5,008,853	$10,693,464	$1,303,696		$22,921,748

See Notes to Consolidated Financial Statements.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three Years Ended December 31, 2003

	2003	2002	2001
Cash Flows from Operating Activities
Net income	$2,407,052	$1,781,690	$2,007,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	497,329	510,283	520,519
Origination of loans available for sale	(10,062,762)	(5,279,400)	(4,362,737)
Proceeds from sale of loans available for sale	11,257,085	5,058,068	3,687,310
Provision for loan losses	700,000	1,208,000	390,000
(Gain) loss on sale of securities	(30,603)	1,371	(2,448)
(Gain) on sale of loans	(63,400)	(3,291)	(7,343)
Deferred income tax expense (benefit)	199,857	39,480	(123,267)
Amortization of premiums on securities	250,149	164,683	106,557
Accretion of discounts on securities	(34,841)	(35,649)	(56,445)
(Increase) in accrued interest receivable and other assets	(406,829)	(445,063)	(139,403)
(Decrease) increase in accrued expenses and other liabilities	(50,172)	(237,334)	80,667

Net cash provided by operating activities	$4,662,865	$2,762,838	$2,100,532

Cash Flows from Investing Activities
Proceeds from sales, principal repayments, calls and maturities of securities available for sale	$9,037,375	$7,620,836	$9,235,458
Proceeds from redemption of equity securities	133,200	264,900	—
Purchase of securities available for sale	(16,349,679)	(13,358,565)	(12,137,381)
Net decrease (increase) in loans to customers	2,640,965	(11,053,710)	(12,698,868)
Decrease (increase) in federal funds sold	2,020,000	5,312,000	(5,204,000)
Purchases of premises and equipment	(262,864)	(255,166)	(187,183)

Net cash (used in) investing activities	$(2,781,003)	$(11,469,705)	$(20,991,974)

See Notes to Consolidated Financial Statements.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Continued)

Three Years Ended December 31, 2003

	2003	2002	2001
Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts, and savings accounts	$14,803,759	$8,128,198	$6,208,896
Net (decrease) increase in time deposits	(12,783,090)	4,635,543	17,940,062
Proceeds from issuance of trust preferred capital notes	4,000,000	—	—
(Decrease) in Federal Home Loan Bank advances	(4,000,000)	(4,000,000)	(3,000,000)
Dividends paid	(660,940)	(622,716)	(585,683)
Net proceeds from issuance common stock	104,110	75,336	67,869
Cash paid for fractional shares	(6)	(83)	(38)

Net cash provided by financing activities	$1,463,833	$8,216,278	$20,631,106

Net increase (decrease) in cash and cash equivalents	$3,345,695	$(490,589)	$1,739,664

Cash and Cash Equivalents
Beginning of year	5,602,887	6,093,476	4,353,812

End of year	$8,948,582	$5,602,887	$6,093,476

Supplemental Disclosure of Cash Flow Information
Cash paid during year:
Interest	$4,235,545	$5,813,134	$7,769,836

Income taxes	$629,508	$575,000	$447,151

Noncash Investing Activities
Unrealized (loss) gain on securities available for sale	$(415,345)	$1,612,051	$519,925

Transfer of held to maturity securities to available for sale	$—	$—	$3,120,778

See Notes to Consolidated Financial Statements.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.	Nature of Banking Activities and Significant Accounting Policies

BOE Financial Services of Virginia, Inc. (the Corporation) is a bank holding company, which owns all of the stock of its sole subsidiaries, Bank of Essex (the Bank) and BOE Statutory Trust I (the Trust). The Bank provides commercial, residential and consumer loans, and a variety of deposit products to its customers in the Northern Neck and Richmond regions of Virginia.

Essex Services, Inc. is a wholly-owned subsidiary of the Bank and was formed to sell title insurance to the Bank’s mortgage loan customers. Essex Services, Inc. also offers insurance and investment products through affiliations with two limited liability companies.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of BOE Financial Services of Virginia, Inc. and its wholly-owned subsidiaries, Bank of Essex and BOE Statutory Trust I. All material intercompany balances and transactions have been eliminated in consolidation.

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

Restricted Securities

The Corporation is required to maintain an investment in the capital stock of certain correspondent banks. The Corporation’s investment in these securities is recorded at cost.

Loans

The Bank grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Bank’s market area.

Notes to Consolidated Financial Statements

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

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful or substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

The Corporation enters into commitments to originate certain mortgage loans whereby the interest rate on the loans is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuances of a loan commitment and closing and the sale of the loan generally ranges from thirty to ninety days. The Corporation protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Corporation commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Corporation is not exposed to losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates. The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity. Because of this high correlation, no gain or loss occurs on the rate lock commitments.

Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation. Land is carried at cost. Depreciation of bank premises and equipment is computed on the straight-line method over estimated useful lives of 10 to 50 years for premises and 5 to 20 years for equipment, furniture and fixtures.

Costs of maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Upon sale or retirement of depreciable properties, the cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in the determination of income.

Notes to Consolidated Financial Statements

Intangibles

Intangible assets consist of core deposits premiums from a branch acquisition. Intangible assets are being amortized on a straight-line basis over 15 years.

Other Real Estate

Real estate acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at the lower of the loan balance or the fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or the fair value less costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other operating expenses. Costs to bring a property to salable condition are capitalized up to the fair value of the property while costs to maintain a property in salable condition are expensed as incurred. The Bank had no other real estate at December 31, 2003 or 2002.

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

Stock-Based Compensation

At December 31, 2003, the Corporation had a stock-based employee compensation plan, which is described more fully in Note 9. The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Notes to Consolidated Financial Statements

The following table illustrates the effect on net income and earnings per share as if the Corporation had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Years Ended December 31,
	2003	2002	2001
Net income, as reported	$2,407,052	$1,781,690	$2,007,122
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(45,722)	(32,451)	(22,218)

Pro forma net income	$2,361,330	$1,749,239	$1,984,904

Earnings per share:
Basic - as reported	$2.04	$1.52	$1.71

Basic - pro forma	$2.00	$1.49	$1.70

Diluted - as reported	$2.03	$1.51	$1.71

Diluted - pro forma	$1.99	$1.48	$1.69

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Corporation has defined cash equivalents as those amounts included in the balance sheet caption “Cash and due from banks.”

Advertising Costs

The Corporation follows the policy of charging the costs of production of advertising to expense as incurred. Total advertising expense incurred for 2003, 2002 and 2001 was $62,903, $62,557 and $72,744, respectively.

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

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year provisions.

Notes to Consolidated Financial Statements

Note 2.	Securities

The amortized cost and fair value of securities available for sale as of December 31, 2003 and 2002, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	2003
U.S. Treasury securities	$1,498,818	$1,706	$(56)	$1,500,468
U.S. Agency, mortgage-backed securities	12,549,316	107,674	(59,731)	12,597,259
Obligations of state and political subdivisions	31,372,934	1,528,315	(32,415)	32,868,834
Corporate debt securities	4,739,084	329,890	—	5,068,974
Other equity securities	64,656	99,913	—	164,569

	$50,224,808	$2,067,498	$(92,202)	$52,200,104

	2002
U.S. Agency, mortgage-backed securities	$8,874,019	$269,690	$(36)	$9,143,673
Obligations of state and political subdivisions	28,646,833	1,638,262	(9,530)	30,275,565
Corporate debt securities	5,511,700	450,286	(3,987)	5,957,999
Other equity securities	64,656	45,957	—	110,613

	$43,097,208	$2,404,195	$(13,553)	$45,487,850

The amortized cost and fair value of securities available for sale as of December 31, 2003, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Amortized Cost	Fair Value
Due in one year or less	$1,696,871	$1,733,721
Due after one year through five years	35,177,518	36,423,604
Due after five years through ten years	12,643,950	13,184,108
Due after ten years	641,813	694,102
Other equity securities	64,656	164,569

	$50,224,808	$52,200,104

Notes to Consolidated Financial Statements

As permitted under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Corporation transferred securities held to maturity with a book value of $3,120,778 and a market value of $3,175,885 to securities available for sale as of January 1, 2001.

Proceeds from sales, principal repayments, calls and maturities of securities available for sale during 2003, 2002 and 2001 were $9,037,375, $7,620,836 and $9,235,458, respectively. Gross realized gains of $30,603, $7,561 and $6,287 and gross realized losses of $0, $8,932 and $3,839 were recognized on those sales for the years ended December 31, 2003, 2002 and 2001, respectively. The tax provision (benefit) applicable to these net realized gains (losses) amounted to $10,405, $(466) and $832, respectively.

Securities with amortized costs of $3,911,455 and $2,877,612 at December 31, 2003 and 2002 were pledged to secure public deposits and for other purposes required or permitted by law.

A summary of investments in an unrealized loss position at December 31, 2003 follows:

	Duration of the Unrealized Loss
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
U.S. Treasury securities	$498,438	$(56)	$—	$—	$498,438	$(56)
U.S. Agency, mortgage backed securities	5,291,694	(59,731)	—	—	5,291,694	(59,731)
Obligations of state and political subdivisions	2,943,886	(30,276)	178,482	(2,139)	3,122,368	(32,415)

Total temporarily impaired securities	$8,734,018	$(90,063)	$178,482	$(2,139)	$8,912,500	$(92,202)

The unrealized losses in the investment portfolio as of December 31, 2003, are generally a result of market fluctuations that occur daily. The unrealized losses are from 24 securities that are all of investment grade, backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States. The Corporation has the ability to hold these securities to maturity. Market prices are affected by conditions beyond the control of the Corporation. Investment decisions are made by the management group of the Corporation and reflect the overall liquidity and strategic asset/liability objectives of the Corporation. Management analyzes the securities portfolio frequently and manages the portfolio to provide an overall positive impact to the Corporation’s income statement and balance sheet.

Notes to Consolidated Financial Statements

Note 3.	Loans

Major classifications of loans are summarized as follows:

	December 31,
	2003	2002
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$35,047	$38,674
Commercial	61,604	74,333
Construction	21,505	1,465
Equity lines of credit	9,561	8,563
Commercial loans	26,099	33,428
Consumer installment loans:
Personal	5,821	6,527
Credit cards	872	848

	$160,509	$163,838
Less: Allowance for loan losses	2,128	2,116

Loans, net	$158,381	$161,722

A summary of the transactions affecting the allowance for loan losses is as follows:

	2003	2002	2001
Balance, beginning of year	$2,115,611	$2,084,091	$1,818,538
Provision for loan losses	700,000	1,208,000	390,000
Loans charged off	(828,994)	(1,244,173)	(170,629)
Recoveries of loans previously charged off	141,637	67,693	46,182

Balance, end of year	$2,128,254	$2,115,611	$2,084,091

Notes to Consolidated Financial Statements

The following is a summary of information pertaining to impaired loans:

	December 31,
	2003	2002	2001
Impaired loans with a valuation allowance	$1,519,200	$2,011,425	$662,810
Impaired loans without a valuation allowance	—	—	—

Total impaired loans	$1,519,200	$2,011,425	$662,810

Valuation allowance related to impaired loans	$262,530	$721,448	$160,862

	2003	2002	2001
Nonaccrual loans	$218,070	$399,088	$182,100
Loans past due ninety days or more and still accruing	285,050	102,000	988,000
Average monthly balance of impaired loans (based on month-end balances)	1,754,385	724,556	799,282
Interest income recognized on impaired loans	—	10,333	8,338
Interest income recognized on a cash basis on impaired loans	—	10,333	8,338

The Corporation has not committed to lend additional funds to these debtors.

Note 4.	Premises and Equipment

A summary of the cost and accumulated depreciation of bank premises and equipment at December 31, 2003 and 2002 follows:

	2003	2002
Land	$2,622,565	$2,622,565
Buildings	3,891,317	3,890,717
Furniture and fixtures	4,000,952	3,813,002

	$10,514,834	$10,326,284
Accumulated depreciation	3,988,908	3,691,716

	$6,525,926	$6,634,568

Depreciation expense for the years ended December 31, 2003, 2002 and 2001, amounted to $371,506, $384,460 and $394,696, respectively.

Notes to Consolidated Financial Statements

Note 5.	Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2003 and 2002 was $21,681,028 and $24,502,815, respectively.

The scheduled maturities of time deposits at December 31, 2003 are as follows:

2004	$64,195,663
2005	18,063,585
2006	13,364,599
2007	7,791,938
2008	9,203,557
Thereafter	39,000

$112,658,342

At December 31, 2003 and 2002, overdraft demand deposits reclassified to loans totaled $98,952 and $92,068, respectively.

Note 6.	Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities follows:

	2003	2002
Deferred tax assets:
Allowance for loan losses	$561,072	$579,059
Deferred compensation	185,591	185,774
Nonaccrual loan interest	54,601	55,464
Alternative minimum tax credit	35,362	31,362
Allowance for deposit losses	13,600	—
Organizational costs	10,023	16,705

	$860,249	$868,364

Deferred tax liabilities:
Depreciation	$319,110	$300,923
Discount accretion on securities	29,611	28,839
Partnership losses	39,367	42,678
Accrued pension liability	216,767	40,673
Unrealized gain on securities available for sale	671,601	812,818
Other	21,983	21,983

	$1,298,439	$1,247,914

Net deferred tax (liabilities)	$(438,190)	$(379,550)

Notes to Consolidated Financial Statements

Allocation of the income tax expense between current and deferred portions is as follows:

	2003	2002	2001
Current tax provision	$447,874	$329,013	$720,083
Deferred tax expense (benefit)	199,857	39,480	(123,267)

	$647,731	$368,493	$596,816

The following is a reconciliation of the expected income tax expense with the reported expense for each year:

	2003	2002	2001
Statutory Federal income tax rate	34.0%	34.0%	34.0%
(Reduction) in taxes resulting from:
Municipal interest	(12.2)	(16.5)	(10.3)
Other, net	(0.6)	(0.4)	(0.8)

Effective income tax rate	21.2%	17.1%	22.9%

Note 7.	Federal Home Loan Bank Advances and Lines of Credit

The Corporation had advances on lines of credit with the Federal Home Loan Bank of Atlanta that totaled $4,000,000 at December 31, 2002. The Corporation had no advances at December 31, 2003. The average interest rates on the fixed-rate advances was 2.75%. Advances on the lines are secured by all of the Corporation’s first lien loans on one-to-four unit single-family dwellings. As of December 31, 2003, the book value of these loans totaled approximately $32,589,000. The amount of available credit is limited to seventy-five percent of qualifying collateral. Any borrowings in excess of the qualifying collateral require pledging of additional assets.

The Corporation has unsecured lines of credit with correspondent banks available for overnight borrowing totaling approximately $18,634,000. At December 31, 2003, no amounts had been drawn on these lines of credit.

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

Notes to Consolidated Financial Statements

The following tables provide a reconciliation of the changes in the plan’s benefit obligations and fair value of assets over the years ending December 31, 2003, 2002 and 2001, computed as of October 1, 2003, 2002 and 2001, respectively:

	2003	2002	2001
Change in Benefit Obligation
Benefit obligation, beginning	$2,413,139	$1,814,197	$1,612,875
Service cost	200,871	144,992	152,755
Interest cost	168,750	135,883	120,784
Actuarial (gain) loss	306,696	392,367	(67,685)
Benefits paid	(23,131)	(74,300)	(4,532)

Benefit obligation, ending	$3,066,325	$2,413,139	$1,814,197

Change in Plan Assets
Fair value of plan assets, beginning	$1,365,307	$1,405,336	$1,509,157
Actual return (loss) on plan assets	314,955	(110,561)	(230,849)
Employer contributions	264,071	144,832	131,560
Benefits paid	(23,131)	(74,300)	(4,532)

Fair value of plan assets, ending	$1,921,202	$1,365,307	$1,405,336

Funded status	$(1,145,123)	$(1,047,832)	$(408,861)
Unrecognized net actuarial loss	985,126	897,418	266,371
Unrecognized net obligation at transition	(25,608)	(28,808)	(32,008)
Unrecognized prior service cost	27,457	30,888	34,319

Accrued benefit cost at October 1	$(158,148)	$(148,334)	$(140,179)
Contributions made in December	791,807	267,961	148,722

Prepaid benefit cost at December 31	$633,659	$119,627	$8,543

The accumulated benefit obligation for the defined benefit pension plan was $1,855,455, $1,412,338 and $1,020,620 at September 30, 2003, 2002 and 2001, respectively.

Notes to Consolidated Financial Statements

The following table provides the components of net periodic benefit cost for the plans for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Components of Net Periodic Benefit Cost
Service cost	$200,871	$144,992	$152,755
Interest cost	168,750	135,883	120,784
Expected return on plan assets	(132,417)	(132,839)	(141,564)
Amortization of prior service cost	3,431	3,431	3,431
Amortization of net obligation at transition	(3,200)	(3,200)	(3,200)
Recognized net actuarial loss	36,450	4,720	—

Net periodic benefit cost	$273,885	$152,987	$132,206

The weighted-average assumptions used in the measurement of the Corporation’s benefit obligation and net periodic benefit cost are shown in the following table:

	2003	2002	2001
Discount rate	6.50%	7.00%	7.50%
Expected return on plan assets	8.50%	9.00%	9.00%
Rate of compensation increase	5.00%	5.00%	5.00%

Long-Term Rate of Return

The plan sponsor selects the expected long-term rate-of-return-on-assets assumption in consultation with their investment advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience that may not continue over the measurement period, with higher significance placed on current forecasts of future long-term economic conditions.

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further, solely for this purpose, the plan is assumed to continue in force and not terminate during the period during which assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated within periodic cost).

Notes to Consolidated Financial Statements

Asset Allocation

The pension plan’s weighted-average asset allocations at September 30, 2003 and 2002, by asset category are as follows:

	Plan Assets at September 30,
	2003	2002
Asset Category
Mutual funds - fixed income	40%	40%
Mutual funds - equity	60%	60%

	100%	100%

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 40% fixed income and 60% equities. The investment manager selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the plan’s investment strategy. The investment manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

It is the responsibility of the trustee to administer the investments of the trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the trust.

The Corporation expects to contribute approximately $186,000 to its pension plan in 2004.

401(k) Plan

The Corporation has also adopted a contributory 401(k) profit sharing plan which covers substantially all employees. The employee may contribute up to 15% of compensation, subject to statutory limitations. The Corporation matches 50% of employee contributions up to 4% of compensation. The plan also provides for an additional discretionary contribution to be made by the Corporation as determined each year. The amounts charged to expense under this plan for the years ended December 31, 2003, 2002 and 2001 were $47,589, $39,156 and $34,611, respectively.

Deferred Compensation Agreements

The Corporation has a nonqualified deferred compensation program which permits key employees and the Board of Directors to defer a portion of their compensation for their retirement. The retirement benefit to be provided is fixed based upon the amount of compensation earned and deferred. Deferred compensation expense amounted to $39,100, $48,604 and $40,078 for the years ended December 31, 2003, 2002 and 2001, respectively.

Notes to Consolidated Financial Statements

Concurrent with the establishment of the deferred compensation plan, the Corporation purchased life insurance policies on this key management group, with the Corporation named as owner and beneficiary. These life insurance policies are intended to be utilized as a source for funding the deferred compensation plan. The Corporation has recorded in other assets $294,969 and $267,905 representing cash surrender value of these policies for the years ended December 31, 2003 and 2002, respectively.

Note 9.	Stock Option Plans

Employee Incentive Stock Plan

During the year ending December 31, 2000, the Corporation adopted a stock incentive plan for all employees, which is accounted for in accordance with Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. The plan provides that 100,000 shares of the Corporation’s common stock will be reserved for both incentive and non-statutory stock options to purchase common stock of the Corporation. The exercise price per share for incentive stock options and non-statutory stock options shall not be less than the fair market value of a share of common stock on the date of grant, and may be exercised at such times as may be specified by the Board of Directors in the participant’s stock option agreement. Each incentive and non-statutory stock option shall expire not more than ten years from the date the option is granted. The options vest at the rate of one quarter per year from the grant date.

A summary of the status of the employee incentive stock plan follows:

	2003		2002		2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	24,475	$16.34	14,912	$12.25	—	$—
Granted	9,396	25.00	10,805	21.68	16,288	12.25
Exercised	(2,422)	12.78	(203)	12.25	—	—
Forfeited	(1,329)	17.33	(1,039)	13.89	(1,376)	12.25

Outstanding at year end	30,120	19.29	24,475	16.34	14,912	12.25

Exercisable at year end	7,937	15.15	3,460	12.25	—	—

Weighted average fair value of options granted during the year		7.17		6.74		5.04

Notes to Consolidated Financial Statements

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

A summary of the director incentive stock plan follows:

	2003		2002		2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,810	$15.25	2,010	$12.41	—	$—
Granted	800	25.00	800	22.40	2,010	12.41
Exercised	(20)	12.25	—	—	—	—
Forfeited	(520)	15.99	—	—	—	—

Outstanding at year end	3,070	17.69	2,810	15.25	2,010	12.41

Exercisable at year end	975	13.92	503	12.41	—	—

Weighted average fair value of options granted during the year		7.17		6.87		5.11

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2003	2002	2001
Dividend yield	2.74%	2.85%	2.82%
Expected life	10 years	10 years	10 years
Expected volatility	26.43%	27.56%	29.64%
Risk-free interest rate	4.31%	4.92%	4.92%

Notes to Consolidated Financial Statements

Information pertaining to options outstanding at December 31, 2003 is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Remaining Contractual Life	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$12.25	7 years	12,653	$12.25	$6,327	$12.25
$16.55 - $19.00	8 years	1,500	18.18	375	18.18
$22.40	8.5 years	8,841	22.40	2,210	22.40
$25.00	9.8 years	10,196	25.00	—	—

Note 10.	Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential stock. Potential dilutive common stock had no effect on income available to common stockholders.

	2003		2002		2001
	Shares	Per Share	Share	Per Share	Shares	Per Share
Basic earnings per share	1,179,640	$2.04	1,175,018	$1.52	1,170,973	$1.71

Effect of dilutive stock options	7,999		6,540		3,348

Diluted earnings per share	1,187,639	$2.03	1,181,558	$1.51	1,174,321	$1.71

The Company has granted options to employees and directors to purchase 2,422 shares and 7,328 shares during the years ended December 31, 2003 and 2002, respectively. Those options were not included in the computation of diluted earnings per share because the exercise price of those options exceeded the average market price of the common shares during the year. There were no antidilutive shares outstanding for the year ended December 31, 2001.

Notes to Consolidated Financial Statements

Note 11.	Related Party Transactions

In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with its executive officers, directors, and their affiliates. All such loans are made on substantially the same terms as those prevailing at the time for comparable loans to unrelated persons. Loans to such borrowers are summarized as follows:

	2003	2002
Balance, beginning of year	$4,848,000	$3,569,660
Principal additions	452,256	3,086,952
Repayments and reclassifications	(3,977,819)	(1,808,612)

Balance, end of year	$1,322,437	$4,848,000

Note 12.	Commitments and Contingent Liabilities

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as guarantees, commitments to extend credit, etc., which are not reflected in the accompanying consolidated financial statements. The Bank does not anticipate losses as a result of these transactions. See Note 15 with respect to financial instruments with off-balance-sheet risk.

As members of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2003 and 2002, the aggregate amount of daily average required balances were approximately $1,090,000 and $951,000, respectively.

The Bank is required to maintain certain required reserve balances with a correspondent bank. Those required balances were $5,200,000 and $2,300,000 at December 31, 2003 and 2002, respectively.

Note 13.	Dividend Limitations on Affiliate Bank

Transfers of funds from the banking subsidiary to the parent corporation in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2003, the aggregate amount of unrestricted funds, which could be transferred from the banking subsidiary to the parent corporation, without prior regulatory approval, totaled $4,212,904.

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

The Bank maintains a portion of its cash balances with several financial institutions located in its market area. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances were approximately $6,538,000 and $3,046,000 at December 31, 2003 and 2002, respectively.

Note 15.	Financial Instruments With Off-Balance-Sheet Risk

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of the contract amounts of the Bank’s exposure to off-balance-sheet risk as of December 31, 2003 and 2002, is as follows:

	2003	2002
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$33,053,000	$36,939,000
Standby letters of credit	3,866,000	3,834,000

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

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Corporation and Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Notes to Consolidated Financial Statements

The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2003 and 2002, are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2003:
Total Capital (to Risk Weighted Assets) Consolidated	$26,910	14.9%	$14,470	8.0%	N/A	N/A
Bank of Essex	$26,495	14.7%	$14,437	8.0%	$18,046	10.0%
Tier 1 Capital (to Risk Weighted Assets) Consolidated	$24,782	13.7%	$7,235	4.0%	N/A	N/A
Bank of Essex	$24,367	13.5%	$7,219	4.0%	$10,828	6.0%
Tier 1 Capital (to Average Assets) Consolidated	$24,782	10.8%	$9,179	4.0%	N/A	N/A
Bank of Essex	$24,367	10.6%	$9,179	4.0%	$11,474	5.0%

As of December 31, 2002:
Total Capital (to Risk Weighted Assets) Consolidated	$20,887	11.6%	$14,415	8.0%	N/A	N/A
Bank of Essex	$20,611	11.5%	$14,310	8.0%	$17,887	10.0%
Tier 1 Capital (to Risk Weighted Assets) Consolidated	$18,771	10.4%	$7,208	4.0%	N/A	N/A
Bank of Essex	$18,495	10.3%	$7,155	4.0%	$10,732	6.0%
Tier 1 Capital (to Average Assets) Consolidated	$18,771	8.1%	$9,230	4.0%	N/A	N/A
Bank of Essex	$18,495	8.0%	$9,230	4.0%	$11,538	5.0%

Note 17.	Fair Value of Financial Instruments and Interest Rate Risk

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

Restricted Securities

The carrying value of restricted securities approximates their fair value.

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

Long-Term Borrowings

The fair values of the Corporation’s long-term borrowings are estimated using discounted cash flow analyses based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Notes to Consolidated Financial Statements

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

At December 31, 2003 and 2002, the fair values of loan commitments and stand-by letters of credit were deemed to be immaterial.

The carrying amounts and estimated fair values of the Corporation’s financial instruments are as follows:

	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial assets:
Cash and short-term investments	$8,949	$8,949	$5,603	$5,603
Federal funds sold	285	285	2,305	2,305
Securities	52,200	52,200	45,488	45,488
Restricted securities	947	947	1,080	1,080
Loans held for sale	—	—	1,131	1,131
Loans, net of allowance	158,381	162,937	161,722	168,395
Accrued interest receivable	1,186	1,186	1,260	1,260

Financial liabilities:
Deposits	$203,282	$205,143	$201,261	$204,146
Federal Home Loan Bank advances	—	—	4,000	4,036
Trust preferred capital notes	4,000	4,000	—	—
Accrued interest payable	330	330	493	493

Notes to Consolidated Financial Statements

The Corporation assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Corporation’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Corporation. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Corporation’s overall interest rate risk.

Note 18.	Trust Preferred Capital Notes

On December 12, 2003, BOE Statutory Trust I, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing redeemable Capital Securities. On December 12, 2003, $4 million of trust preferred securities were issued through a direct placement. The securities have a LIBOR-indexed floating rate of interest. During the period from December 12, 2003 through December 31, 2003, the interest rate was 4.17%. The securities have a mandatory redemption date of December 12, 2033, and are subject to varying call provisions beginning December 12, 2008. The principal asset of the Trust is $4 million of the Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the Capital Securities.

The Trust Preferred Securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the Trust Preferred not considered as Tier 1 capital may be included in Tier 2 capital.

The obligations of the Corporation with respect to the issuance of the Capital Securities constitute a full and unconditional guarantee by the Corporation of the Trust’s obligations with respect to the Capital Securities.

Subject to certain exceptions and limitations, the Corporation may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Capital Securities.

Notes to Consolidated Financial Statements

Note 19.	Parent Corporation Only Financial Statements

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

(Parent Corporation Only)

Balance Sheets (Condensed)

December 31, 2003 and 2002

	2003	2002
Assets

Cash	$182,429	$180,391
Investment in subsidiaries, at cost, plus undistributed net income	26,506,531	21,070,454
Securities available for sale	164,569	110,613
Other assets	239,273	5,105

Total assets	$27,092,802	$21,366,563

Liabilities and Stockholders’ Equity

Trust preferred capital notes	$4,124,000	$—
Other liabilities	47,054	20,903
Stockholders’ equity	22,921,748	21,345,660

Total liabilities and stockholders’ equity	$27,092,802	$21,366,563

Notes to Consolidated Financial Statements

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

(Parent Corporation Only)

Statements of Income (Condensed)

Three Years Ended December 31, 2003

	2003	2002	2001
Income:
Dividends from subsidiary	$668,000	$623,000	$690,855
Dividends on other securities	2,428	1,658	2,202

Total income	$670,428	$624,658	$693,057

Expenses:
Interest expense	$9,076	$—	$—
Other	—	73	—

Total expenses	9,076	$73	$—

Income before allocated tax benefit (expense) and undistributed income of subsidiary	$661,352	$624,585	$693,057

Allocated income tax benefit (expense)	(115)	(2,809)	6,890

Income before equity in undistributed income of subsidiary	$661,237	$621,776	$699,947

Equity in undistributed income of subsidiary	1,745,815	1,159,914	1,307,175

Net income	$2,407,052	$1,781,690	$2,007,122

Notes to Consolidated Financial Statements

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

(Parent Corporation Only)

Statements of Cash Flows (Condensed)

Three Years Ended December 31, 2003

	2003	2002	2001
Cash Flows from Operating Activities
Net income	$2,407,052	$1,781,690	$2,007,122
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in other assets	(234,168)	1,785	(6,890)
Deferred tax (benefit) provision	6,682	6,680	(2,525)
Undistributed earnings of subsidiary	(1,745,815)	(1,159,914)	(1,307,175)
Increase (decrease) in liabilities	1,123	—	(95,067)

Net cash provided by operating activities	$434,874	$630,241	$595,465

Cash Flows from Investing Activities,
Investment in subsidiary	$(4,000,000)	$—	$—

Cash Flows from Financing Activities
Proceeds from issuance of trust preferred capital notes	$4,124,000	$—	$—
Cash dividends paid	(660,940)	(622,716)	(585,683)
Net proceeds from issuance of common stock	104,110	75,336	67,869
Cash paid for fractional shares	(6)	(83)	(38)

Net cash provided by (used in) financing activities	$3,567,164	$(547,463)	$(517,852)

Increase in cash and cash equivalents	$2,038	$82,778	$77,613

Cash and Cash Equivalents
Beginning	180,391	97,613	20,000

Ending	$182,429	$180,391	$97,613