Form 10QSB
period 2004-03-31
BOE FINANCIAL SERVICES OF VIRGINIA INC
filed 2004-05-17
CIK 1109848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of April 30, 2004.

Class	Outstanding at April 30, 2004
Common Stock, $5.00 par value	1,184,548

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

BOE Financial Services of Virginia, Inc.

FORM 10-QSB

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Balance Sheets

(in Thousands except share data)	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and due from banks	$9,910	$8,948
Federal funds sold	5,957	285
Securities available for sale
U.S. Treasury and Government agencies (book value of $12,083-2004 and $14,048-2003)	12,252	14,098
Obligations of state and political subdivisions (book value of $31,722-2004 and $31,373-2003)	33,592	32,869
Other Securities (book value of $4,804-2004 and $4,804-2003)	5,248	5,234
Equity Securities, restricted, at cost	937	947
Loans held for resale	192	0

Loans	158,150	160,509
Less: Allowance for loan losses	(2,013)	(2,128)

Net loans	156,137	158,381

Bank premises and equipment, net	6,481	6,526
Accrued interest receivable	1,183	1,186
Intangible assets, net	870	902
Other assets	1,860	2,340

Total assets	$234,619	$231,716

See accompanying notes to consolidated financial statements.

Page: 1

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing deposits	$24,759	$24,521
Interest bearing deposits	180,532	178,760

Total deposits	205,291	203,281
Accrued interest payable	314	330
Other liabilities	1,117	1,183
Trust preferred capital notes	4,000	4,000

Total liabilities	210,722	208,794

Commitments
Stockholders’ equity
Common stock, $5.00 par value	5,923	5,916

	3/31/04	12/31/03
Shares auth	10,000,000	10,000,000
Shares o/s	1,184,548	1,183,147

Paid in capital	5,021	5,009
Accumulated other comprehensive Income,net	1,639	1,304
Retained earnings	11,314	10,693

Total stockholders’ equity	23,897	22,922

Total liabilities and stockholders’ equity	$234,619	$231,716

See accompanying notes to consolidated financial statements.

Page: 2

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Statements of Earnings

	Three Months Ended March 31,
(In Thousands except share data)	2004	2003
	(Unaudited)
Interest Income
Interest and fees on loans	$2,618	$2,781
Interest on federal funds sold	3	2
Interest on U.S. Treasury securities and U.S. Agency Obligations	117	83
Interest on obligations of state and political subdivisions	327	282
Interest on other securities	86	130
Other interest income	1	1

Total interest income	3,152	3,279

Interest Expense
Interest on savings and interest bearing deposits	104	123
Interest on certificates of deposit	735	964
Interest on federal funds purchased	4	4
Interest Federal Home Loan Bank advances	0	27
Interest on trust preferred capital notes.	44	0

Total interest expense	887	1,118

Net interest income	2,265	2,161
Provision for loan losses	75	250

Net interest income after provision for loan losses	2,190	1,911

Noninterest Income
Service charges on deposit accounts	245	181
Securities gains – net	10	17
Gains on sale of loans	16	19
Other fee income	57	46
All other noninterest income	83	86

Total noninterest income	411	349

Noninterest Expense
Salaries and employee benefits	965	885
Premises and fixed assets	239	204
Other expenses	577	490

Total noninterest expense	1,781	1,579

Income before income taxes	820	681
Income taxes	199	143

Net income	$621	$538

Earnings per share, basic	$0.52	$0.46
Earnings per share, diluted	$0.52	$0.45

See accompanying notes to consolidated financial statements.

Page: 3

BOE FINANCIAL SERVICES OF VIRGINIA, Inc.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(in Thousands)	2004	2003
	(Unaudited)
Cash Flows from Operating Activities
Net income	$621	$538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126	121
Origination of loans held for sale	(1,046)	(1,709)
Proceeds from sale of loans held for sale	870	2,389
Provision for loan losses	75	250
Net amortization on securities	51	56
Net (gain) on sale of securities	(10)	(17)
(Gain) on sale of loans	(16)	(19)
Decrease in accrued interest receivable and other assets	186	95
Increase in accrued expenses and other liabilities	42	238

Net cash provided by operating activities	899	1,942

Cash Flows from Investing Activities Proceeds from sale of securities available-for-sale	2,011	568
Proceeds from maturities and calls of securities available-for-sale	765	1,292
Purchase of securities available for sale	(1,200)	(597)
Proceeds from redemption of equity securities.	10	—
Net (increase) decrease in loans to customers.	2,169	(2,691)
(Increase) decrease in federal funds sold	(5,672)	2,305
Capital expenditures	(49)	(217)

Net cash provided by (used in) investing activities	(1,966)	660

Cash Flows from Financing Activities
Net increase (decrease) in deposits	2,010	(672)
Issuance of Common Stock	19	5
Increase in federal funds purchased	0	689

Net cash provided by financing activities	2,029	22
Net increase in cash and cash equivalents	962	2,624
Cash and Cash Equivalents
Beginning of period	8,948	5,603

End of period	$9,910	$8,227

Supplemental disclosure of cash flow information
Cash paid during the year
Interest	$903	$1,194

Income Taxes	$0	$0

See accompanying notes to consolidated financial statements.

Page: 4

BOE Financial Services of Virginia, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Month Periods Ended March 31, 2004 and 2003

(in thousands)

(Unaudited)

	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2002	$5,889	$4,931	$8,948	$1,578		$21,346
Comprehensive Income:
Net income			538		$538	538
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of deferred taxes					64
Less: Reclassification adjustment, net of tax					(11)

Other comprehensive income, net of tax				53	53	53

Total comprehensive income					591

Issuance of common stock	2	3				5
	2	3				5

Balance, March 31, 2003	$5,891	$4,934	$9,486	$1,631		$21,942

	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2003	$5,916	$5,009	$10,693	$1,304		$22,922
Comprehensive Income:
Net income			621		$621	621
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of deferred taxes					342
Less: Reclassification adjustment, net of tax					(7)

Other comprehensive income, net of tax:				335	335	335

Total comprehensive income					956

Issuance of common stock	7	12				19

Balance, March 31, 2004	$5,923	$5,021	$11,314	$1,639		$23,897

See accompanying notes to consolidated financial statements.

Page: 5

BOE FINANCIAL SERVICES OF VA., INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. The accounting and reporting policies of BOE Financial Services of Virginia, Inc. (the “Company” or “BOE”) conform to accounting principles generally accepted in the United States of America and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

These financial statements should be read in conjunction with the financial statements and the footnotes included in the registrant’s 2003 Annual Report to Shareholders.

2. At March 31, 2004, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Periods Ended March 31,	2004	2003
Net income, as reported	$621	$538
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(15)	(10)
Pro forma net income	$606	$528
Earnings per share:
Basic-as reported	$0.52	$0.46
Basic-pro forma	$0.51	$0.45
Diluted-as reported	$0.52	$0.45
Diluted-pro forma	$0.51	$0.45

3. Earnings per share are based on the weighted average number of common shares and common stock equivalents outstanding during the applicable periods. Potential dilutive common stock had no effect on income available to common shareholders.

	March 31, 2004		March 31, 2003
	Shares	Per Share	Shares	Per Share
Basic earnings per share	1,183,924	$0.52	1,177,924	$0.46
Effect of dilutive stock options	9,152		6,624
Diluted earnings per share	1,193,076	$0.52	1,184,548	$0.45

4. Loans are shown on the balance sheets net of unearned discounts and the allowance for loan losses. Interest is computed by methods which result in level rates of return on principal. Loans are charged off when in the opinion of management they are deemed to be uncollectable after taking into consideration such factors as the current financial condition of the customer and the underlying collateral and guarantees. Loan fees and origination costs are deferred and the net amount amortized as an adjustment of the related loans yield using the level yield method. Bank of Essex (the “Bank”), a wholly owned subsidiary of the Company, is amortizing these amounts over the contractual life of the related loans.

Page: 6

5. Defined Benefit Pension Plan

Components of Net Periodic Benefit Cost

Three months ended March 31,

(In Thousands)

	Pension Benefits
	2004	2003
Service cost	$61	$50
Interest cost	50	42
Expected return on plan assets	(53)	(33)
Amortization of prior service cost	1	1
Amortization of net obligation at transition	(1)	(1)
Amortization of net (gain) loss	9	9

Net periodic benefit cost	$67	$68

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $186,000 to its pension plan in 2004. As of March 31, 2004, no contributions have been made.

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

Critical Accounting Policies

There have been no changes in the Company’s critical accounting policies from those described in the Company’s Form-10KSB for the year ended December 31, 2003.

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

The following discussion is intended to assist readers in understanding and evaluating the financial condition and results of operations of the Company and the Bank. This section should be read in conjunction with BOE’s consolidated financial statements and accompanying notes included elsewhere in this report.

Overview

On March 31, 2004, BOE had total assets of $234.7 million, an increase of $2.9 million or 1.3% from $231.7 million at December 31, 2003. Total assets at March 31, 2003 were $229.0 million. The March 31, 2004 total assets figure represents an increase of 2.5% or $5.7 million over one year ago.

Total loans amounted to $158.2 million on March 31, 2004, a decrease of $2.4 million, or 1.5%, over December 31, 2003 total loans of $160.5 million. The March 31, 2004 figure represents a decrease of $8.2 million, or 4.9%, over total loans of $166.4 million on March 31, 2003. The reduction in loans primarily occurred in the competitive commercial loan category as borrowers have been obtaining fixed rate funding and banks have aggressively priced this competitive category, causing the Company to see a reduction of $1.1 million from year-end to March 31, 2004 and a reduction of $3.7 million from March 31, 2003. Additionally, all other loans decreased $572,000 from December 31, 2003 to March 31, 2004 and loans to individuals decreased $287,000 during the same time frame. All other loans decreased $3.3 million from March 31, 2003 to March 31, 2004 and loans to individuals decreased $983,000 during the same time period.

Page: 8

The Company’s securities portfolio decreased $1.1 million, or 2.1%, from $52.2 million at December 31, 2003 to $51.1 million at March 31, 2004. Total securities were $44.3 million on March 31, 2003. Federal funds sold were $6.0 million on March 31, 2004, at December 31, 2003 BOE had sold $285,000 of federal funds.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under SFAS 115. The market value of the March 31, 2004 AFS securities portfolio was $51.1 million compared to $52.2 million at December 31, 2003 and $44.3 million at March 31, 2003. The impact of the change in market value of AFS securities, net of deferred income taxes, is reflected in the Statement of Changes in Stockholder’s Equity under Accumulated Other Comprehensive Income. On March 31, 2004, $2.5 million represented the Company’s net unrealized gain on AFS securities compared to $2.0 million at December 31, 2003 and a net unrealized gain of $2.5 million at March 31, 2003. These totals are also reported on the Balance Sheet under Stockholder’s Equity on the Accumulated Other Comprehensive Income line.

Total deposits at March 31, 2004 were $205.3 million. This represented an increase of $2.0 million, or 10%, over December 31, 2003 deposits of $203.3 million and a $4.7 million, or 2.3%, increase over total deposits of $200.6 million at March 31, 2003. The increase in deposits from March 31, 2003 to March 31, 2004 was the result of a $5.9 million increase in demand deposit accounts, a $1.6 million increase in money market accounts, a $4.2 million increase in other savings accounts and a decrease of $9.6 million in certificates of deposit as the Company priced these accounts non-aggressively in an effort to improve its net interest margin.

Stockholder’s equity at March 31, 2004 was $23.9 million and represented 10.2% of total assets. Stockholder’s equity was $22.9 million, or 9.9% of total assets at December 31, 2003 and $21.9 million, or 9.6% of total assets at March 31, 2003.

Results of Operations

Net Income

Net income was $621,000 for the first quarter of 2004, or $0.52 per diluted share. This compares to net income of $538,000, or $0.45 per diluted share in the first quarter of 2003. The increase in earnings through one quarter of 2004 over 2003 was $83,000, or 15.4%.

The increase in earnings in the first quarter of 2004 as compared to the same period in 2003 was primarily attributable to an increase of 14.6% or $279,000 in net interest income after provision for loan losses. Net interest income after provision for loan losses of $2,190,000 in the first quarter of 2004 compared to net interest income after provision for loan losses of $1,911,000 for the same period in 2003. Net interest income improved by $103,000 during this period and provision for loan losses decreased, thus improving net interest income after provision for loan losses, $175,000 in 2004 compared to 2003.

Also contributing to the increase in net income for the first quarter of 2004 compared to the same period in 2003 was a $62,000 increase in noninterest income. Noninterest income was $411,000 in the first quarter of 2004 compared to $349,000 for the same period in 2003. This is an increase of 17.8%.

Increases to net income were offset by an increase of 12.8%, or $202,000 in noninterest expenses, an $56,000 increase in income tax expenses and a $7,000 decrease in security gains.

Net Interest Income

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and

Page: 9

interest-bearing liabilities. At March 31, 2004, the Company’s interest-earning assets exceeded its interest-bearing liabilities by approximately $31.8 million, compared with a $22.85 million excess one year ago. Net interest margins on a fully tax equivalent basis were 4.38% through March 31, 2004 compared to 4.13% through March 31, 2003. The improvement in net interest margin was the result of a reduction in the cost of total interest-bearing liabilities from 2.41% in the first quarter of 2003 to 1.88% in the first quarter of 2004 while the yield on the Company’s total earning assets fell only 28 basis points from 6.25% in the first quarter of 2003 to 5.97% in the first quarter of 2004. As interest rates have stabilized, management does not believe this margin improvement will continue throughout 2004, but will remain at about current levels until interest rates are changed by the Board of Governors of the Federal Reserve.

The Company’s loan-to-deposit ratio was 82.5%, on average, through the first three months of 2003 compared to 78.8% for the same period in 2004.

Provision for Credit Losses

The Company’s provision for credit losses decreased to $75,000 for the first quarter of 2004 compared to $250,000 in the first quarter of 2003 due to a reduction in total loans of $2.4 million, a reduction in classified loans of $194,000 and a reduction in unfunded commitments of $886,000 at March 31, 2004 compared to December 31, 2003. Net charged-off loans were $190,000 in the first quarter of 2004 and $174,000 in the first quarter of 2003.

Noninterest Income

Noninterest income, including gains/(losses) on securities was $411,000 in the first quarter of 2004 compared to $349,000 in the same period of 2003. This represents an increase of 17.8%, or $62,000. Service charges on deposit accounts were $245,000 in the first quarter of 2004 and $181,000 in the first quarter of 2003. This increase was the result of higher levels of demand deposit accounts and due to the implementation of an automated program for overdraft fees, which significantly reduced the percentage of fees waived by the Bank. Other fee income increased 23.9%, from $46,000 in the first quarter of 2003 to $57,000 in the first quarter of 2004, due to increased sales activity by the Bank’s investment program. In the first quarter of 2004, the Company realized gains on AFS securities of $10,000 and in the first quarter of 2003 $17,000 in gains from sales of such securities. All other noninterest income decreased 3.5% or $3,000, from $86,000 in the first quarter of 2003 to $83,000 in the first quarter of 2004 as a result of a decrease in insurance income.

Noninterest Expenses

Noninterest expenses increased $202,000, or 12.8%, from $1.6 million in the first quarter of 2003 to $1.8 million in the first quarter of 2004. Other expenses comprised the largest component of this increase, $87,000, from $490,000 in the first quarter of 2003 to $577,000 in the first quarter of 2004. Exams, professional and legal, up $20,000 in the first quarter of 2004 over 2003, were the largest component of this increase. Postage, marketing, Bank franchise tax and telephone comprised the remainder of the increase. Salaries and employee benefits increased $80,000, or 9.0%, from $885,000 in the first quarter of 2003 to $965,000 in the first quarter of 2004. Salaries and employee benefits increased due to the addition of six full time equivalent employees, from 83 for the first quarter of 2003 to 89 for the same period in 2004. Premises and fixed assets increased $35,000, or 17.2%, from $204,000 in the first quarter of 2003 to $239,000 in the first quarter of 2004, primarily due to a $22,000 increase in software and support.

Income Taxes

Income tax expense through March 31, 2004 was $199,000. This represents a $56,000, or 39.2% increase over $143,000 in income tax expense for the same period in 2003.

Asset Quality

The Company’s allowance for credit losses totaled $2.0 million on March 31, 2004 or 1.27% of total loans, as compared to

Page: 10

1.33% at December 31, 2003 and 1.32% on March 31, 2003. On March 31, 2004, the Company had nonaccruing assets of $1.6 million compared to $2.5 million on March 31, 2003. Loans past due and still accruing interest totaled $189,000 on March 31, 2004 compared to $215,000 on March 31, 2003.

Capital Requirements

The determination of capital adequacy depends upon a number of factors, such as asset quality, liquidity, earnings, growth trends and economic conditions. The Company seeks to maintain a strong capital base to support its growth and expansion plans, provide stability to current operations and promote public confidence in the Company.

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

The Company’s ratio of total capital to risk-weighted assets was 13.14% on March 31, 2004 compared to 11.80% on March 31, 2003. Its ratio of Tier 1 Capital to risk-weighted assets was 12.01% on March 31, 2004 and 10.60% on March 31, 2003. The Company’s leverage ratio (Tier I capital to average adjusted total assets) was 9.29% on March 31, 2004 and 8.56% on March 31, 2003. These ratios exceed regulatory minimums. The improvement in these ratios in 2004 compared to 2003 was the result of the Company raising $4.0 million in trust preferred subordinated debt in the fourth quarter of 2003 that qualifies as regulatory capital. This trust preferred debt has a 30-year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.00% for an initial rate of 4.17%.

Page: 11

Item 3. Controls and Procedures

Based on their most recent review, which was completed as of the last day of the period covered by this report, the Company’s principal executive officer and principal financial officer have concluded that the Corporation’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation’s in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Item 1. – Legal Proceedings

None

Item 2. – Changes in Securities and Small Business Issuer Purchases of Equity Securities

None

Item 3. – Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. – Other Information

None

Page: 12

Item 6. – Exhibits and Reports on Form 8-K

On February 2, 2004, the Company filed a Form 8-K announcing the results of operations for the year ended December 31, 2003 and the fourth quarter of 2003..

The information furnished in such Form 8-K, including Exhibit 99.1, shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

(a) Exhibit Listing

Exhibit Number	Description
2	Agreement and Plan of Reorganization (the “Reorganization Agreement”) dated as of March 20, 2000 between the Corporation and Bank. (Exhibit A of the Proxy Statement included in Form S-4 Registration Statement (No. 333-33260) filed March 24, 2000, incorporated by reference).

3(a)	Articles of Incorporation of the Corporation (Appendix 1 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement (No. 333-33260) filed March 24, 2000, incorporated by reference).

3(b)	Bylaws (Appendix 2 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement (No. 333-33260) filed March 24, 2000, incorporated by reference).

10(a)	The Corporation’s Stock Incentive Plan (Appendix 3 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement (No. 333-33260) filed March 24, 2000, incorporated by reference).

10(b)	First Amendment to the Corporation’s Stock Incentive Plan (Exhibit 99(b) to Form S-8 Registration Statement (No. 333-49538) filed November 8, 2000, incorporated by reference).

10(c)	The Corporation’s Stock Option Plan for Outside Directors (Appendix 4 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement (No. 333-33260) filed March 24, 2000, incorporated by reference).

10(d)	First Amendment to the Corporation’s Stock Option Plan for Outside Directors (Exhibit 99(d) to Form S-8 Registration Statement (No. 333-49538) filed November 8, 2000, incorporated by reference).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32	Certification of Chief Executive Officer and Chief Financial Officer.

99.1	BOE Financial Services Dividend Reinvestment Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-3D filed November 8, 2000)

Page: 13

Signatures

In accordance with to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOE Financial Services of Virginia, Inc. (Registrant)

May 17, 2004	By:	/s/ George M. Longest, Jr.
(Signature) George M. Longest, Jr. President and Chief Executive Officer

May 17, 2004	By:	/s/ Bruce E. Thomas
(Signature) Bruce E. Thomas Secretary, Senior Vice President & Chief Financial Officer

Page: 14