Form 10QSB
period 2004-06-30
BOE FINANCIAL SERVICES OF VIRGINIA INC
filed 2004-08-13
CIK 1109848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of August 11, 2004.

Class	Outstanding at August 11, 2004

Common Stock, $5.00 par value	1,186,534

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

BOE Financial Services of Virginia, Inc.

FORM 10-QSB

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Balance Sheets

(in Thousands except share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and due from banks	$10,106	$8,948
Federal funds sold	0	285
Securities available for sale U.S. Treasury and Government agencies (book value of $16,226-2004 and $14,048-2003)	15,993	14,098
Obligations of state and political subdivisions (book value of $32,711-2004 and $31,373-2003)	33,366	32,869
Other Securities (book value of $3,409-2004 and $4,804-2003)	3,688	5,234
Equity Securities, restricted, at cost .	937	947
Loans held for resale	160	0
Loans	163,700	160,509
Less: Allowance for loan losses	(1,990)	(2,128)

Net loans	161,710	158,381
Bank premises and equipment, net	6,976	6,526
Accrued interest receivable	1,170	1,186
Intangible assets, net	839	902
Other assets	2,537	2,340

Total assets	$237,482	$231,716

See accompanying notes to consolidated financial statements.

Page: 1

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Balance Sheets

(in Thousands except share data)

			June 30, 2004	December 31, 2003
			(Unaudited)
	LIABILITIES AND STOCKHOLDERS’ EQUITY
	Deposits
	Noninterest bearing deposits		$25,117	$24,521
	Interest bearing deposits		178,313	178,760

	Total deposits		203,430	203,281

	Federal funds purchased		5,692	0
	Accrued interest payable		309	330
	Other liabilities		948	1,183
	Trust preferred capital notes		4,000	4,000

	Total liabilities		214,379	208,794

	Commitments Stockholders’ equity Common stock, $5.00 par value		5,933	5,916
	6/30/04	12/31/03
Shares authorized	10,000,000	10,000,000
Shares outstanding	1,186,538	1,183,147
	Paid in capital		5,058	5,009
	Accumulated other comprehensive Income,net		463	1,304
	Retained earnings		11,649	10,693

	Total stockholders’ equity		23,103	22,922

	Total liabilities and stockholders’ equity		$237,482	$231,716

See accompanying notes to consolidated financial statements.

Page: 2

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Statements of Earnings

(In Thousands except per share data)

	Three Months Ended June 30,
	2004	2003
	(Unaudited)
Interest Income
Interest and fees on loans	$2,640	$2,888
Interest on federal funds sold	3	6
Interest on U.S. Treasury securities and U.S. Agency Obligations	129	60
Interest on obligations of state and political subdivisions	332	335
Interest on other securities	81	93
Other interest income	1	2

Total interest income	3,186	3,384

Interest Expense
Interest on savings and interest bearing deposits	104	124
Interest on certificates of deposit	736	917
Interest on federal funds purchased	7	0
Interest Federal Home Loan Bank advances	0	28
Interest on trust preferred capital notes.	42	0

Total interest expense	889	1,069

Net interest income	2,297	2,315
Provision for loan losses	75	150

Net interest income after provision for loan losses	2,222	2,165

Noninterest Income
Service charges on deposit accounts	257	171
Securities gains -net	40	5
Gains on sale of loans	20	22
Other fee income	65	94
All other noninterest income	90	41

Total noninterest income	472	333

Noninterest Expense
Salaries and employee benefits	959	939
Premises and fixed assets	234	220
Intangible premium amortization	32	32
Other expenses	539	500

Total noninterest expense	1,764	1,691

Income before income taxes	930	807
Income taxes	234	170

Net income	$696	$637

Earnings per share, basic	$0.59	$0.54
Earnings per share, diluted	$0.58	$0.54

See accompanying notes to consolidated financial statements.

Page: 3

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Statements of Earnings

(In Thousands except per share data)

	Six Months Ended June 30,
	2004	2003
	(Unaudited)
Interest Income
Interest and fees on loans	$5,258	$5,669
Interest on federal funds sold	6	8
Interest on U.S. Treasury securities and U.S. Agency Obligations	246	143
Interest on obligations of state and political subdivisions	659	677
Interest on other securities	167	163
Other interest income	2	3

Total interest income	6,338	6,663

Interest Expense
Interest on savings and interest bearing deposits	208	247
Interest on certificates of deposit	1,471	1,881
Interest on federal funds purchased	11	4
Interest Federal Home Loan Bank advances	0	55
Interest on trust preferred capital notes.	86	0

Total interest expense	1,776	2,187

Net interest income	4,562	4,476
Provision for loan losses	150	400

Net interest income after provision for loan losses	4,412	4,076

Noninterest Income
Service charges on deposit accounts	502	352
Securities gains -net	50	22
Gains on sale of loans	36	41
Other fee income	122	140
All other noninterest income	173	126

Total noninterest income	883	681

Noninterest Expense
Salaries and employee benefits	1,924	1,824
Premises and fixed assets	473	424
Intangible premium amortization	63	63
Other expenses	1,085	959

Total noninterest expense	3,545	3,270

Income before income taxes	1,750	1,487
Income taxes	433	313

Net income	$1,317	$1,174

Earnings per share, basic	$1.11	$1.00
Earnings per share, diluted	$1.10	$0.99

See accompanying notes to consolidated financial statements.

Page: 4

BOE FINANCIAL SERVICES OF VIRGINIA, Inc.

Consolidated Statements of Cash Flows

(in Thousands)

	Six Months Ended June 30,
	2004	2003
	(Unaudited)
Cash Flows from Operating Activities
Net income	$1,317	$1,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	253	247
Origination of loans held for sale	(3,878)	(4,421)
Proceeds from sale of loans held for sale	3,718	5,448
Provision for loan losses	174	400
Net amortization (accretion) on securities	109	(100)
Net (gain) on sale of securities	(64)	(22)
(Gain) on sale of loans	(36)	(41)
Loss on sale of other properties	14	—
(Increase) decrease in accrued interest receivable and other assets	322	(58)
Increase in accrued expenses and other liabilities	(641)	524

Net cash provided by operating activities	1,288	3,151

Cash Flows from Investing Activities
Proceeds from sale of securities available-for-sale	3,652	561
Proceeds from maturities and calls of securities available-for-sale	1,956	3,240
Purchase of securities available for sale	(7,773)	3,028
Proceeds from redemption of equity securities.	10	—
Net (increase) decrease in loans to customers.	(3,191)	(3,221)
(Increase) decrease in federal funds sold	285	(2,704)
Capital expenditures	(615)	(202)

Net cash provided by (used in) investing activities	(5,676)	(5,354)

Cash Flows from Financing Activities
Net increase in deposits	149	5,486
Issuance of Common Stock	66	49
Increase in federal funds purchased	5,696	0
Dividends paid	(361)	(319)

Net cash provided by financing activities	5,546	5,216
Net increase in cash and cash equivalents	1,158	3,013
Cash and Cash Equivalents Beginning of period	8,948	5,603

End of period	$10,106	$8,616

Supplemental disclosure of cash flow information Cash paid during the year
Interest	$880	$2,280

Income Taxes	$350	$96

See accompanying notes to consolidated financial statements.

Page: 5

BOE Financial Services of Virginia, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Month Periods Ended June 30, 2004 and 2003

(in thousands)

(Unaudited)

	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2002	$5,889	$4,931	$8,948	$1,578		$21,346
Comprehensive Income:
Net income			1,174		$1,174	1,174
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of deferred taxes					393
Less: Reclassification adjustment, net of tax					(15)

Other comprehensive income, net of tax:				378	378	378

Total comprehensive income					$1,552

Cash dividends, $0.27 per share			(319)			(319)
Issuance of common stock	13	36				49

Balance, June 30, 2003	$5,902	$4,967	$9,803	$1,956		$22,628

	Common Stock	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2003	$5,916	$5,009	$10,693	$1,304		$22,922
Comprehensive Income:
Net income			1,317		$1,317	1,317
Other comprehensive (loss), net of tax:
Unrealized (loss) on securities available for sale, net of deferred taxes					(808)
Less: Reclassification adjustment, Net of tax					(33)

Other comprehensive (loss), net of tax:				(841)	(841)	(841)

Total comprehensive income					$476

Cash dividends, $0.30 per share			(361)			(361)
Issuance of common stock	17	49				66

Balance, June 30, 2004	$5,933	$5,058	$11,649	$463		$23,103

See accompanying notes to consolidated financial statements.

Page: 6

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

These financial statements should be read in conjunction with the financial statements and the footnotes included in the Company 2003 Annual Report to Shareholders.

2. At June 30, 2004, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Six months ended June 30,		Three months ended June 30,
	2004	2003	2004	2003
Net income as reported	$1,317	$1,174	$696	$637
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect.	30	(21)	(15)	(10)

Pro forma net income	$1,287	$1,153	$681	$627

Earnings per share:
Basic-as reported	$1.11	$1.00	$0.59	$0.54
Basic-pro forma	$1.09	$0.98	$0.57	$0.53
Diluted-as reported	$1.10	$0.99	$0.58	$0.54
Diluted-pro forma	$1.08	$0.97	$0.57	$0.53

3. Earnings per share are based on the weighted average number of common shares and common stock equivalents outstanding during the applicable periods. Potential dilutive common stock had no effect on income available to common shareholders.

	Six months ended				Three months ended
	June 30, 2004		June 30, 2003		June 30, 2004		June 30, 2003
	Shares	Per share	Shares	Per share	Shares	Per share	Shares	Per share
Basic earnings per share	1,184,335	$1.11	1,178,247	$1.00	1,184,746	$0.59	1,178,463	$0.54
Effect of dilutive stock options	8,883		7049		8,614		7,473

Diluted earnings per share	1,193,218	$1.10	1,185,296	$0.99	1,193,360	$0.58	1,185,936	$0.54

Page: 7

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

5. Defined Benefit Pension Plan

Components of Net Periodic Benefit Cost

Six months ended June 30,

(In Thousands)

	Pension Benefits
	2004	2003
Service cost	$123	$100
Interest cost	99	84
Expected return on plan assets	(84)	(66)
Amortization of prior service cost	2	2
Amortization of net obligation at transition	(2)	(2)
Amortization of net (gain) loss	19	18

Net periodic benefit cost	$157	$136

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $186,000 to its pension plan in 2004. As of June 30, 2004, no contributions have been made.

Page: 8

Item 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION CRITICAL ACCOUNTING POLICIES

General

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within the statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. The Company uses historical loss information as one factor in determining the inherent loss that may be present in its loan portfolio. Actual losses could differ significantly from the historical factors that the Company uses. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of the Company’s transactions would be the same, the timing of events that would impact its transactions could change.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates.

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

The following discussion is intended to assist readers in understanding and evaluating the financial condition and results of operations of BOE Financial Services of Virginia, Inc. (“BOE” or “the Company”) and the Bank. This section should be read in conjunction with BOE’s consolidated financial statements and accompanying notes included elsewhere in this report.

Overview

On June 30, 2004, BOE had total assets of $237.5 million, an increase of $5.8 million or 2.5% from $231.7 million at December 31, 2003. Total assets at June 30, 2003 were $235.4 million. The June 30, 2004 total assets figure represents an increase of 0.9% or $2.1 million over one year ago.

Total loans amounted to $163.7 million on June 30, 2004, an increase of $3.2 million, or 2.0% over December 31, 2003 total loans of $160.5 million. This June 30, 2004 figure represents a decrease of $3.0 million or 1.8% from total loans of $166.7 million on June 30, 2003. The reduction in loans primarily occurred in the competitive commercial loan category as borrowers have been obtaining fixed rate funding and banks have aggressively priced this category, causing the Company to see a reduction of $2.5 million from June 30, 2003 to June 30, 2004. Additionally, loans to individuals decreased $1.2 million during the same time frame.

Page: 9

The Company’s securities portfolio increased $836,000 or 1.6% from $53.1 million at December 31, 2003 to $54.0 million at June 30, 2004. Total securities were $45.4 million on June 30, 2003. Federal funds purchased were $5.7 million on June 30, 2004, at December 31, 2003 BOE had sold $285,000 of federal funds. On June 30, 2003, Federal funds sold amounted to $5.0 million.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under SFAS 115. The Company classifies all securities as AFS for the periods shown. The impact of the change in market value of AFS securities, net of deferred income taxes, is reflected in the Statement of Changes in Stockholder’s Equity under Accumulated Other Comprehensive Income. On June 30, 2004, $765,000 represented the Company’s net unrealized gain on AFS securities compared to $2.0 million at December 31, 2003 and a net unrealized gain of $3.0 million at June 30, 2003.

Total deposits at June 30, 2004 were $203.4 million. This $149,000 increase is 0.1% greater than total deposits of $203.3 million at December 31, 2003 and $3.3 million, or 1.6% less than total deposits of $206.7 million at June 30, 2003. The decrease in deposits from June 30, 2003 to June 30, 2004 was the result of an $11.0 million decrease in certificates of deposit accounts. The Company has been pricing these accounts non-aggressively in an effort to improve its net interest margin and due to the commercial loans and loans to individuals balance decreases described above. During the same twelve month period there has been a decrease of $2.0 million in money market accounts, a $2.6 million increase in other savings accounts and a increase of $3.9 million in demand deposit accounts.

Stockholder’s equity at June 30, 2004 was $23.1 million and represented 9.7% of total assets. Stockholder’s equity was $22.9 million, or 9.9% of total assets at December 31, 2003 and $22.6 million, or 9.6% of total assets at June 30, 2003.

Results of Operations

Net Income

Net income was $696,000 for the second quarter of 2004, or $0.58 per diluted share. This compares to net income of $637,000, or $0.54 per diluted share in the second quarter of 2003. The increase in earnings for the second quarter of 2004 was $59,000, or 9.3%.

The increase in earnings in the second quarter of 2004 as compared to the same period in 2003 was primarily attributable to an increase of 41.7% or $139,000 in noninterest income. Noninterest income increased from $333,000 in the second quarter of 2003 to $472,000 in the second quarter of 2004. The largest component of this increase was in service charges on deposit accounts which increased $86,000, or 50.3%, from $171,000 in the second quarter of 2003 to $257,000 for the same period in 2004. The category increased as a result of an automated program for overdraft fees, which significantly reduced the percentage of fees waived by the Bank. Also contributing to the increase in net income for the second quarter of 2004 was a $75,000 reduction in provision for loan losses from $150,000 in the second quarter of 2003 compared to $75,000 for the same period in 2004.

Increases to net income were offset by an increase of 4.3%, or $73,000 in noninterest expenses, an increase of $64,000, or 37.6% in income tax expenses and a reduction of $18,000 in net interest income.

For the six month period ended June 30, 2004 net income increased $143,000, or 12.2%, from $1.174 million in 2003 to $1.317 million in the 2004 comparison period. Also contributing to the increase in net income on a year-to-date basis was a reduction of $250,000 in provision for loan losses, a $202,000 increase in noninterest income and an $86,000 increase in net interest income. Offsetting these increases was and increase of $275,000 in noninterest expenses and a $120,000 increase in income tax expense.

Page: 10

Net Interest Income

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At June 30, 2004, the Company’s interest-earning assets exceeded its interest-bearing liabilities by approximately $27.8 million, compared with a $24.5 million excess one year ago. Net interest margins on a fully tax equivalent basis were 4.33% through June 30, 2004 compared to 4.21% through June 30, 2003. The improvement in net interest margin was the result of a 49 basis point reduction in the cost of total interest-bearing liabilities from 2.35% in the first six months of 2003 to 1.86% in the first six months of 2004 while the yield on the Company’s total earning assets fell only 37 basis points from 6.27% in the first six months of 2003 to 5.90% in the first six months of 2004. As interest rates have stabilized, management does not believe this margin improvement will continue throughout 2004, but will remain at about current levels until interest rates are changed by the Board of Governors of the Federal Reserve. The degree and magnitude, either up or down, of such changes to interest rates have immediate and long-term margin implications on the Company.

The Company’s loan-to-deposit ratio was 82.3%, on average, through the first six months of 2003 compared to 78.6% for the same period in 2004.

Provision for Loan Losses

The Bank’s provision for loan losses decreased to $75,000 for the second quarter of 2004 compared to $150,000 in the second quarter of 2003 due to a reduction in total loans of $3.0 million from June 30, 2003 to June 30, 2004. Classified loans declined $91,000 and a reduction in unfunded commitments of $3.7 million at June 30, 2004 compared to June 30, 2003 contributed to the reduction in provision for the 2004 comparison periods. Net charged-off loans were $98,000 in the second quarter of 2004 and $171,000 in the second quarter of 2003.

On a year-to-date basis provision for credit losses decreased $250,000 in 2004 compared to 2003. Through six months of 2004, $150,000 was expensed through the provision compared to $400,000 for the same period in 2003. Net charged-off loans on through six months were $288,000 in 2004 and $345,000 for the same period in 2003.

Noninterest Income

Noninterest income, including gains/(losses) on securities was $472,000 in the second quarter of 2004 compared to $333,000 in the same period of 2003. This represents an increase of 41.7%, or $139,000. Service charges on deposit accounts were $257,000 in the second quarter of 2004 and $171,000 in the second quarter of 2003. This increase of $86,000, or 50.3%, was the result of higher levels of demand deposit accounts and due to the implementation of an automated program for overdraft fees, which significantly reduced the percentage of fees waived by the bank. All other noninterest income increased 119.5%, or $49,000, from $41,000 in the second quarter of 2003 to $90,000 in the second quarter of 2004, due to increased sales activity by the Bank’s investment program. In the second quarter of 2004, the Company realized gains on AFS securities of $40,000 and in the second quarter of 2003 $5,000 in gains from sales of securities. Other fee income decreased 30.9%, or $29,000, from $94,000 in the second quarter of 2003 to $65,000 for the same period in 2004. This decrease was related to lower fee income associated with the lower loan volume produced in the second quarter of 2004 compared to 2003. Gains on sale of loans were $20,000 in the second quarter of 2004 and $22,000 for the same period in 2003.

On a year-to-date basis total noninterest income was $883,000 for the first six months of 2004 compared to $681,000 for the same period in 2003. This represented an increase of $202,000, or 29.7%. Service charges on deposit accounts represented the largest increase, $150,000, due to higher levels of demand deposit accounts and the automated program for overdraft fees. Securities gains were realized in the first six months of 2004 of $50,000

Page: 11

compared to $22,000 during the same period in 2003. All other noninterest income was $173,000 in the first six months of 2004, a $47,000, or 37.3% increase over $126,000 in 2003. Gains on sale of loans decreased $5,000, from $41,000 in the first six months of 2003 to $36,000 for the same period in 2004. Other fee income was $122,000 for the first six months of 2004 and $140,000 for the same period in 2003.

Noninterest Expenses

Noninterest expenses increased $73,000 or 4.3%, from $1.691 million in the second quarter of 2003 to $1.764 million in the second quarter of 2004. Other expenses, primarily Bank Franchise Tax and estimated overdraft losses, comprised the largest component of this increase, $39,000, from $500,000 in the second quarter of 2003 to $539,000 in the second quarter of 2004. Salaries and employee benefits increased $20,000, or 2.1%, from $939,000 in the second quarter of 2003 to $959,000 in the second quarter of 2004. Premises and fixed assets increased $14,000, or 6.4%, from $220,000 in the first quarter of 2003 to $234,000 in the second quarter of 2004.

On a year-to-date basis, noninterest expenses, increased $275,000, or 8.4%, from $3.270 million to $3.545 million. Other expenses, primarily estimated overdraft losses, postage and supplies, and exams, professional and legal expenses, increased $126,000, or 13.1%, from $959,000 in the first six months of 2003 to $1.022 million for the first two quarters in 2004. Salaries and employee benefits increased $100,000, or 5.5%, from $1.824 million in the first six months of 2003 to $1.924 million for the same period in 2004. Premises and fixed assets increased $49,000, or 11.6%, from $424,000 in the first six months of 2003 to $473,000 for the same comparison period in 2004.

Income Taxes

Income tax expense was $234,000 in the second quarter of 2004, up 37.6%, or $64,000 over second quarter of 2003 income tax expense of $170,000.

For the first six months of 2004 income tax expense was $433,000, 38.3%, or $120,000 higher than income tax expense of $313,000 for the similar period in 2003.

Asset Quality

The Company’s allowance for credit losses totaled $1.990 million on June 30, 2004 or 1.22% of total loans, as compared to 1.33% at December 31, 2003 and 1.30% on June 30, 2003. On June 30, 2004, the Company had nonaccruing assets of $1.876 million compared to $1.724 million on June 30, 2003. Loans past due and still accruing interest totaled $46,000 on June 30, 2004 compared to $136,000 on June 30, 2003.

Capital Requirements

The determination of capital adequacy depends upon a number of factors, such as asset quality, liquidity, earnings, growth trends and economic conditions. The Bank seeks to maintain a strong capital base to support its growth and expansion plans, provide stability to current operations and promote public confidence in the Bank.

The federal banking regulations have defined three tests for assessing the capital strength and adequacy of banks, based on two definitions of capital. “Tier 1 Capital” is defined as a combination of common and qualifying preferred stockholders’ equity less goodwill. “Tier 2 Capital” is defined as qualifying subordinated debt and a portion of the allowance for loan losses. “Total Capital” is defined as Tier 1 Capital plus Tier 2 Capital.

Three risk-based capital ratios are computed using the above capital definitions, total assets and risk-weighted assets and are measured against regulatory minimums to ascertain adequacy. All assets and off-balance sheet risk items are grouped into categories according to degree of risk and assigned a risk-weighting and the resulting total is risk-weighted

Page: 12

assets. “Tier 1 Risk-based Capital” is Tier 1 Capital divided by risk-weighted assets. “Total Risk-based Capital” is Total Capital divided by risk-weighted assets. The Leverage ratio is Tier 1 Capital divided by total average assets.

The Company’s ratio of total capital to risk-weighted assets was 12.99% on June 30, 2004 compared to 11.80 on June 30, 2003. Its ratio of Tier 1 Capital to risk-weighted assets was 11.91% on June 30, 2004 and 10.70% on June 30, 2003. The Company’s leverage ratio (Tier I capital to average adjusted total assets) was 9.25% on June 30, 2004 and 8.59% on June 30, 2003. These ratios exceed regulatory minimums. The improvement in these ratios in 2004 compared to 2003 were the result of the Company raising $4.0 million in trust preferred subordinated debt that qualifies as regulatory capital in the fourth quarter of 2003. This trust preferred debt has a 30-year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.00% for an initial rate of 4.17%.

Item 3. Controls and Procedures

Based on their most recent review, which was completed as of the last day of the period covered by this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Item 1. –Legal Proceedings

None

Item 2. –Changes in Securities and Small Business Issuer Purchases of Equity Securities

None

Item 3. –Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual shareholders meeting on May 11, 2004.

George M. Longest, Jr., R. Harding Ball and Philip T. Minor, all of the directors nominated for election, were elected to the Board of Directors of the Company to serve until the Annual Meeting held in 2007 and until their successors are duly elected.

Votes were cast in the election of directors as follows:

	FOR	AGAINST	ABSTAIN
George M. Longest, Jr.	970,216	3,114	2,103
R. Harding Ball	972,353	977	2,103
George B. Elliott	973,313	17	2,103

The appointment of Yount, Hyde & Barbour, P.C. as independent auditors of the Company for 2004 was ratified by the shareholders of the Company.

FOR                974,808

AGAINST                 0

ABSTAIN             625

Item 5. – Other Information

None

Page: 13

Item 6. –Exhibits and Reports on Form 8-K

On July 26, 2004, the Company announced the results of operations for the second quarter of 2004 and filed a Form 8-K with respect to such announcement.

The information furnished therein, including Exhibit 99.1, was not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor deemed to be incorporated by reference in any filing under the Securities Act of 1933.

(a)	Exhibit Listing

Exhibit Number	Description
2	Agreement and Plan of Reorganization (the “Reorganization Agreement”) dated as of March 20, 2000 between the Corporation and Bank. (Exhibit A of the Proxy Statement included in Form S-4 Registration Statement (No. 333-33260) filed March 24, 2000, incorporated by reference).

3(a)	Articles of Incorporation of the Corporation (Appendix 1 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement (No. 333-33260) filed March 24, 2000, incorporated by reference).

3(b)	Bylaws (Appendix 2 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement (No. 333-33260) filed March 24, 2000, incorporated by reference).

10(a)	The Corporation’s Stock Incentive Plan (Appendix 3 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement (No. 333-33260) filed ‘ ‘ March 24, 2000, incorporated by reference).

10(b)	First Amendment to the Corporation’s Stock Incentive Plan (Exhibit 99(b) to Form S-8 Registration Statement (No. 333-49538) filed November 8, 2000, incorporated by reference).

10(c)	The Corporation’s Stock Option Plan for Outside Directors (Appendix 4 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement (No. 333-33260) filed March 24, 2000,incorporated by reference).

10(d)	First Amendment to the Corporation’s Stock Option Plan for Outside Directors (Exhibit 99(d) to Form S-8 Registration Statement (No. 333-49538) filed November 8, 2000, incorporated by reference).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32	Certification of Chief Executive Officer and Chief Financial Officer.

99.1	BOE Financial Services Dividend Reinvestment Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-3D filed November 8, 2000)

Page: 14

Signatures

In accordance with to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            BOE Financial Services of Virginia, Inc.

            (Registrant)

8/11/04 (Date)	By:	/s/ George M. Longest, Jr.
(Signature)
George M. Longest, Jr.
President and Chief Executive Officer

8/11/04 (Date)	By:	/s/ Bruce E. Thomas
(Signature)
Bruce E. Thomas
Secretary, Vice President & Chief Financial Officer

Page: 15