Form 10QSB
period 2004-09-30
BOE FINANCIAL SERVICES OF VIRGINIA INC
filed 2004-11-15
CIK 1109848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of November 5, 2004.

Class	Outstanding at November 5, 2004
Common Stock, $5.00 par value	1,186,934

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

BOE Financial Services of Virginia, Inc.

FORM 10-QSB

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Balance Sheets

(in Thousands except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and due from banks	$3,813	$8,948
Federal funds sold	2,281	285
Securities available for sale
U.S. Treasury and Government agencies (book value of $12,220-2004 and $14,048-2003)	12,225	14,098
Obligations of state and political subdivisions (book value of $32,438-2004 and $31,373-2003)	33,718	32,869
Other Securities (book value of $3,157-2004 and $4,804-2003)	3,443	5,234
Equity Securities, restricted, at cost	937	947
Loans	166,992	160,509
Less: Allowance for loan losses	(2,021)	(2,128)

Net loans	164,971	158,381

Bank premises and equipment, net	6,899	6,526
Accrued interest receivable	1,156	1,186
Intangible assets, net	807	902
Other assets	2,332	2,340

Total assets	$232,582	$231,716

See accompanying notes to consolidated financial statements.

Page: 1

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Balance Sheets

(in Thousands except share data)

			September 30, 2004	December 31, 2003
			(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing deposits			$23,658	$24,521
Interest bearing deposits			178,909	178,760

Total deposits			202,567	203,281

Accrued interest payable			309	330
Other liabilities			1,207	1,183
Trust preferred capital notes			4,000	4,000

Total liabilities			208,083	208,794

Commitments
Stockholders’ equity
Common stock, $5.00 par value			5,934	5,916

	9/30/04	12/31/03
Shares authorized	10,000,000	10,000,000
Shares outstanding	1,186,934	1,183,147
Paid in capital			5,061	5,009
Accumulated other comprehensive Income, net			1,038	1,304
Retained earnings			12,466	10,693

Total stockholders’ equity			24,499	22,922

Total liabilities and stockholders’ equity			$232,582	$231,716

See accompanying notes to consolidated financial statements.

Page: 2

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Statements of Income

(in Thousands, except per share information)

	Three Months Ended September 30,
	2004	2003
	(Unaudited)
Interest Income
Interest and fees on loans	$2,877	$2,754
Interest on federal funds sold	2	9
Interest on U.S. Treasury securities and U.S. Agency Obligations	117	69
Interest on obligations of state and political subdivisions	335	302
Interest on other securities	55	113
Other interest income	1	0

Total interest income	3,387	3,247

Interest Expense
Interest on savings and interest bearing deposits	102	107
Interest on certificates of deposit	747	853
Interest on federal funds purchased	9	—
Interest Federal Home Loan Bank advances	0	27
Interest on trust preferred capital notes	49	0

Total interest expense	907	987

Net interest income	2,480	2,260
Provision for loan losses	75	150

Net interest income after provision for loan losses	2,405	2,110

Noninterest Income
Service charges on deposit accounts	248	258
Gains on sale of loans	11	22
Other fee income	40	53
All other noninterest income	92	70

Total noninterest income	391	403

Noninterest Expense
Salaries and employee benefits	944	933
Premises and fixed assets	278	222
Intangible premium amortization	31	31
Other expenses	494	538

Total noninterest expense	1,747	1,724

Income before income taxes	1,049	789
Income tax provision	232	190

Net income	$817	$599

Earnings per share, basic	$0.69	$0.51
Earnings per share, diluted	$0.68	$0.50

See accompanying notes to consolidated financial statements.

Page: 3

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Statements of Income

(in Thousands, except per share information)

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)
Interest Income
Interest and fees on loans	$8,135	$8,423
Interest on federal funds sold	8	17
Interest on U.S. Treasury securities and U.S. Agency Obligations	363	212
Interest on obligations of state and political subdivisions	994	979
Interest on other securities	222	279
Other interest income	3	0

Total interest income	9,725	9,910

Interest Expense
Interest on savings and interest bearing deposits	310	354
Interest on certificates of deposit	2,218	2,734
Interest on federal funds purchased	20	4
Interest Federal Home Loan Bank advances	0	82
Interest on trust preferred capital notes	135	0

Total interest expense	2,683	3,174

Net interest income	7,042	6,736
Provision for loan losses	225	550

Net interest income after provision for loan losses	6,817	6,186

Noninterest Income
Service charges on deposit accounts	750	610
Securities gains	50	22
Gains on sale of loans	47	63
Other fee income	162	193
All other noninterest income	265	196

Total noninterest income	1,274	1,084

Noninterest Expense
Salaries and employee benefits	2,868	2,757
Premises and fixed assets	751	646
Other expenses	1,579	1,497
Intangible premium amortization	94	94

Total noninterest expense	5,292	4,994

Income before income taxes	2,799	2,276
Income taxes	665	503

Net income	$2,134	$1,773

Earnings per share, basic	$1.80	$1.50
Earnings per share, diluted	$1.79	$1.49

See accompanying notes to consolidated financial statements.

Page: 4

BOE FINANCIAL SERVICES OF VIRGINIA, Inc.

Consolidated Statements of Cash Flows

(in Thousands)

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)
Cash Flows from Operating Activities
Net income	$2,134	$1,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	380	372
Origination of loans held for sale	(5,220)	(9,167)
Proceeds from sale of loans held for sale	5,267	8,998
Provision for loan losses	225	550
Net amortization on securities	164	161
Net loss on sale of securities	(50)	(22)
(Gain) on sale of loans	(47)	(63)
Decrease in accrued interest receivable and other assets	178	1,307
Increase (decrease) in accrued expenses and other liabilities	3	214

Net cash provided by operating activities	3,034	4,123

Cash Flows from Investing Activities
Proceeds from sale of securities available-for-sale	7,035	561
Proceeds from maturities and calls of securities available-for-sale	3,049	4,607
Purchase of securities available for sale	(7,788)	(8,590)
Proceeds from redemption of equity securities	10	—
Net decrease (increase) in loans to customers	(6,815)	6,936
(Increase) in federal funds sold	(1,996)	(4,846)
Capital expenditures	(659)	(142)

Net cash (used in) investing activities	(7,164)	(1,474)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(714)	307
Proceeds from issuance of common stock	70	55
Dividends paid	(361)	(319)

Net cash provided by (used in) financing activities	(1,005)	43

Net increase (decrease) in cash and cash equivalents	(5,135)	2,692
Cash and Cash Equivalents
Beginning of period	8,948	5,603

End of period	$3,813	$8,295

Supplemental disclosure of cash flow information
Cash paid during the year Interest	$2,704	$3,267

Income Taxes	$620	$434

See accompanying notes to consolidated financial statements.

Page: 5

BOE Financial Services of Virginia, Inc.

Statements of Changes in Stockholders’ Equity

For the Nine Month Periods Ended September 30, 2004 and 2003

(in thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2002	$5,889	$4,931	$8,948	$1,578		$21,346
Comprehensive Income:

Net income			1,773		$1,773	1,773
Other comprehensive income, net of tax:
Unrealized loss on securities available for sale, net of deferred taxes of $118					(227)
Less: Reclassification adjustment, net of taxes of $7					(15)

Other comprehensive income, net of tax:				(242)	(242)	(242)

Total comprehensive income					$1,552

Cash dividends, $0.27 per share			(319)			(319)

Issuance of common stock	15	40				55

Balance, September 30, 2003	$5,904	$4,971	$10,402	$1,336		$22,613

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2003	$5,916	$5,009	$10,693	$1,304		$22,922
Comprehensive Income:

Net income			2,134		$2,134	2,134
Other comprehensive income, net of tax:
Unrealized loss on securities available for sale, net of deferred taxes of $120					(233)
Add: Reclassification adjustment, net of taxes of $17					(33)

Other comprehensive income, net of tax:				(266)	(266)	(266)

Total comprehensive income					$1,868

Cash dividends, $0.30 per share			(361)			(361)

Issuance of common stock under	18	52				70

Balance, September 30, 2004	$5,934	$5,061	$12,466	$1,038		$24,499

Page: 6

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Notes to Consolidated Financial Statements

(in Thousands)

(Unaudited)

1. The accounting and reporting policies of the registrant conform to accounting principles generally accepted in the United States of America and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial statements, have been included. Operating results for the three month and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

These financial statements should be read in conjunction with the financial statements and the footnotes included in the registrant’s 2003 Annual Report to Shareholders.

2. At September 30, 2004, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Corporation had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

3. Earnings per share are based on the weighted average number of common shares and common stock equivalents outstanding during the applicable periods. The following is a summary of the basic and diluted earnings per share calculation for the three and nine months ended September 30, 2004 and 2003:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Basic earnings per share:
Net income	$817	$599	$2,134	$1,773
Average common shares outstanding	1,187	1,181	1,185	1,179
Basic net income per share	$0.69	$0.51	$1.80	$1.50
Diluted earnings per share:
Net income	$817	$599	$2,134	$1,773
Average common shares outstanding	1,194	1,189	1,194	1,187
Diluted net income per share	$0.68	$0.50	$1.79	$1.49

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

Page: 7

Nine months Ended September 30,	2004	2003
Net income, as reported	$2,134	$1,773
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(34)	(31)

Pro forma net income	$2,100	$1,742

Earnings per share:
Basic-as reported	$1.80	$1.50

Basic-pro forma	$1.77	$1.48

Diluted-as reported	$1.79	$1.49

Diluted-pro forma	$1.76	$1.47

Three months Ended September 30,	2004	2003
Net income, as reported	$817	$599
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(11)	(10)

Pro forma net income	$806	$589

Earnings per share:
Basic-as reported	$0.69	$0.51

Basic-pro forma	$0.68	$0.50

Diluted-as reported	$0.68	$0.50

Diluted-pro forma	$0.67	$0.50

5. Recent Accounting Pronouncements

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, “Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133.” Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The Company has adopted the provisions of SAB 105. Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, management does not anticipate that this guidance will have a material adverse effect on either the Company’s consolidated financial position or consolidated results of operations.

Emerging Issues Task Force Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) was issued and is effective March 31, 2004. The EITF 03-1 provides guidance for determining the meaning of “other -than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired.

Page: 8

On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in Issue 03-1 was not delayed.

EITF No. 03-16, “Accounting for Investments in Limited Liability Companies was ratified by the Board and is effective for reporting periods beginning after June 15, 2004.” APB Opinion No. 18, “The Equity Method of Accounting Investments in Common Stock,” prescribes the accounting for investments in common stock of corporations that are not consolidated. AICPA Accounting Interpretation 2, “Investments in Partnerships Ventures,” of Opinion 18, indicates that “many of the provisions of the Opinion would be appropriate in accounting” for partnerships. In EITF Abstracts, Topic No. D-46, “Accounting for Limited Partnership Investments,” the SEC staff clarified its view that investments of more than 3 to 5 percent are considered to be more than minor and, therefore, should be accounted for using the equity method. Limited liability companies (LLCs) have characteristics of both characteristics of both corporations and partnerships, but are dissimilar from both in certain respects. Due to those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs. The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting.

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

Overview

On September 30, 2004 BOE had total assets of $232.6 million, an increase of $866,000 or 0.4% from $231.7 million at December 31, 2003. Total assets at September 30, 2003 were $229.9 million. The September 30, 2004 total assets figure represents an increase of 1.2% or $2.7 million over one year ago.

Total loans amounted to $167.0 million on September 30, 2004, an increase of $6.5 million, or 4.0% more than the December 31, 2003 total loans of $160.5 million. This September 30, 2004 figure represents an increase of $10.0 million or 6.4% from total loans of $157.0 million on September 30, 2003. This loan growth has occurred primarily from commercial loans secured by real estate. These loans have been funded by a reduction in cash and due from banks and a reduction in federal funds sold from one year ago.

The Company’s securities portfolio decreased $2.8 million, or 5.3% from $53.1 million at December 31, 2003 to $50.3 million at September 30, 2004. Total securities were $46.9 million on September 30, 2003. Federal funds sold were $2.3 million on September 30, 2004. At December 31, 2003 BOE had sold $285,000 of federal funds. The Bank had federal funds sold of $7.2 million as of September 30, 2003.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under SFAS 115. The impact of the change in market value of AFS securities, net of deferred income taxes, is reflected in the Statement of Changes in Stockholder’s Equity under Accumulated Other Comprehensive Income. On September 30, 2004, the Company’s net unrealized gain on AFS securities represented $1.0 million, compared to $1.3 million at December 31, 2003 and a net unrealized gain of $1.3 million at September 30, 2003.

Total deposits at September 30, 2004 were $202.6 million. This amount reflects a $714,000 decrease is 0.4% less than total deposits of $203.2 million at December 31, 2003 and $999,000 or 0.5% greater than total deposits of $201.6 million at September 30, 2003.

Stockholder’s equity at September 30, 2004 was $24.5 million and represented 10.5% of total assets. Stockholder’s equity was $22.9 million, or 9.9% of total assets at December 31, 2003, and $22.6 million, or 9.8% of total assets at September 30, 2003.

Results of Operations

Net Income

Net income was $817,000 for the third quarter of 2004, or $0.68 per diluted share. This compares to net income of $599,000, or $0.50 per diluted share in the third quarter of 2003. The increase in earnings for the third quarter of 2004 over 2003 was $218,000, or 36.4%.

Page: 10

This increase in earnings for the third quarter of 2004 compared to the same period in 2003 was primarily the result of an increase of $140,000, or 4.3%, in interest income. Interest income, on a tax equivalent basis, was $3.421 million in the third quarter of 2004 compared to $3.290 million in the third quarter of 2003. Contributing to the increase in income for the comparison period was an $80,000, or 8.1%, decrease in interest expense, and a $75,000 decrease in provision for loan losses. Offsetting these increases was an additional $23,000 in noninterest expenses and $42,000 more in income tax expenses for the third quarter of 2004 compared to the same period in 2003.

On a year-to-date basis net income was up 20.4%, or $361,000. Net income was $2.134 million for the first nine months of 2004 compared to $1.773 million for the same period in 2003. This increase in net income was the result of improved asset quality, causing the provision for loan losses to decrease $325,000, or 59.1%. The provision for loan losses was $225,000 for the first nine months of 2004 and $550,000 for the first nine months of 2003. Additionally, net interest income increased $306,000, or 4.5%. Net interest income was $7.042 million in the first nine months of 2004 compared to net interest income of $6.736 million for the same period in 2003. Noninterest income increased $190,000 for the nine month comparison period and securities gains increased $28,000. Offsetting these increases in net income was $298,000 in additional noninterest expenses and $162,000 in additional income tax expenses recognized for the nine month period.

Net Interest Income

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At September 30, 2004, the Company’s interest-earning assets exceeded it’s interest-bearing liabilities by approximately $34.5 million, compared with a $27.8 million excess one year ago. Net interest margins were 4.43% through September 30, 2004 compared to 4.20% through September 30, 2003.

Annualized net interest income on a tax-equivalent basis through nine months of 2004 increased by 6.5% to $9.526 million from $8.944 million for the same period a year ago. (The Company uses a 34% federal tax rate to compute yields on tax-exempt securities.) Through the first nine months of 2004 the Company’s yield on earning assets was 6.00%, down from 6.18% a year ago, while its cost of average interest bearing liabilities decreased from 2.26% to 1.87% during the nine month period. The Bank had outstanding a one year line of credit from the Federal Home Loan Bank of Atlanta for $4,000,000 on September 30, 2003. The cost of this borrowing was 2.75%. The Company’s average loan-to-deposit ratio has decreased from 81.6% for the nine month period ended September 30, 2003 to 80.5% for the same period ended September 30, 2004.

Provision for Loan Losses

The Company’s provision for loan losses decreased to $75,000 for the third quarter of 2004 compared to $150,000 in the third quarter of 2003. For the nine month period ended September 30, 2004 the Company had expensed $225,000 to its provision compared to $550,000 for the same period in 2003. Net charged-off loans were $332,000 in the first nine months of 2004 and $486,000 in the first nine months of 2003. The allowance for loan losses as a percentage of total loans was 1.21%, 1.33%, and 1.39%, respectively as of September 30, 2004, December 31, 2003 and September 30, 2003. The decrease in provision for loan losses for the 2004 time periods compared to 2003 was the result of improved asset quality, resulting in a $1.5 million reduction in nonaccrual loans from September 30, 2003 to September 30, 2004 and a reduction of $577,000 in loans past due 90 days or more from the same comparison period.

Page: 11

Noninterest Income

Noninterest income, including gains on securities, was $391,000 for the third quarter of 2004 compared to $403,000 in the same period of 2003. This represented a decrease of 3.0%, or $12,000. All other noninterest income was $92,000 for the third quarter of 2004 compared to $70,000 for the same period in 2003. This represented an increase of $22,000, or 31.4%. Several small decreases in noninterest income categories related to fee income produced by loan volume resulted in the $12,00 reduction in this category. Other fee income decreased $13,000, or 24.5%, from $53,000 in the third quarter of 2003 compared to $40,000 for the same period in 2004. Gains on sale of loans decreased $11,000, or 50%. The sale of loans underwritten for the secondary market resulted in noninterest income of $11,000 for the third quarter of 2004 compared to $22,000 for the same period in 2003. Service charges on deposit accounts were $248,000 for the third quarter of 2004 compared to $258,000 for the same period in 2003. This is a decrease of $10,000, or 3.9%.

On a year-to-date basis noninterest income increased 17.5%, or $190,000, from $1.084 million for the first nine months of 2003 to $1.274 million for the same period in 2004. Service charges on deposit accounts increased $140,000, or 23.0%, from $610,000, through nine months of 2003, to $750,000 through nine months in 2004. This increase is the result of the implementation in July of 2003 of an automated program for overdraft fees, which significantly reduced the percentage of fees waived by the bank. All other noninterest income increased 35.2%, or $69,000, from $196,000 in the first nine months of 2003 to $265,000 in the first nine months of 2004. Offsetting these increases was other fee income decreased $31,000, or 16.1%, from $193,000 in the first nine months of 2003 to $162,000 in the first nine months of 2004. Gains/(losses) on sale of loans decreased $16,000, or 25.4% and was $47,000 and $63,000 in the first nine months of 2004 and 2003, respectively.

Noninterest Expenses

Noninterest expenses increased $23,000, or 1.3%, from $1.724 million in the third quarter of 2003 to $1.747 million in the third quarter of 2004. Premises and fixed assets increased $56,000, or 25.2%. This increase is primarily from computer upgrades throughout the Company and start up costs related to internet banking which was launched in September 2004. Salaries and employee benefits were $11,000 greater in the third quarter of 2004 compared to the same period in 2003. Other expenses decreased $44,000, or 8.2%.

For the nine month period ended September 30, 2004, noninterest expenses increased $298,000, or 6.0%, to $5.292 million in the 2004 comparison period from $4.994 million in 2003. Premises and fixed assets were $751,000 in the first nine months of 2004, up $105,000, or 16.3%, from $646,000 in the first nine months of 2003. Salaries and employee benefits were $111,000, or 4.0% greater through nine months of 2004 compared to the same period in 2003. Other expenses were $1.579 million for the first nine months of 2004 and $1.497 for the first nine months of 2003. This $82,000 increase equates to 5.5%.

Income Taxes

Income tax expense for the third quarter of 2004 was $232,000 compared to $190,000 for the same period in 2003. This represents an increase of $42,000, or 22.1% and was the result of higher earnings for the third quarter of 2004 compared to the same period in 2003.

For the nine month period ended September 30, 2004 income tax expense totaled $665,000 compared to $503,000 through nine months in 2003. This is an increase of $162,000 or 32.2% and is the result of higher earnings for year-to-date 2004 compared to the same period in 2003.

Page: 12

Asset Quality

The Company’s allowance for loan losses totaled $2.021 million on September 30, 2004 or 1.21% of total loans, as compared to 1.33% at December 31, 2003 and 1.39% on September 30, 2003. On September 30, 2004, the Company had non-accruing loans of $376,000 compared to $1.853 million on September 30, 2003. Loans past due 90 days or more and still accruing interest totaled $86,000 on September 30, 2004 compared to $663,000 on September 30, 2003. The decrease in non-accruing loans for September 30, 2004 compared to September 30, 2003 corresponds to the third quarter of 2004 restoration of a previously nonaccruing loan to an interest accruing basis and to the decrease in loans past due 90 days or more and still accruing interest for the same period.

Capital Requirements

The determination of capital adequacy depends upon a number of factors, such as asset quality, liquidity, earnings, growth trends and economic conditions. The Bank seeks to maintain a strong capital base to support its growth and expansion plans, provide stability to current operations and promote public confidence in the Bank.

The federal banking regulators have defined three tests for assessing the capital strength and adequacy of banks, based on two definitions of capital. “Tier 1 Capital” is defined as a combination of common and qualifying preferred stockholders’ equity less goodwill. “Tier 2 Capital” is defined as qualifying subordinated debt and a portion of the allowance for loan losses. “Total Capital”is defined as Tier 1 Capital plus Tier 2 Capital.

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

At September 30, 2004, the Bank’s ratio of total capital to risk-weighted assets was 15.57% and its ratio of Tier 1 Capital to risk-weighted assets was 14.46%. The Bank’s leverage ratio (Tier I capital to average adjusted total assets) was 11.29%. These ratios exceed regulatory minimums.

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

Page: 13

PART II - OTHER INFORMATION

Item 1. –Legal Proceedings

None

Item 2. –Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. –Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. -Other Information

None

Item 6. –Exhibits

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

31.1	Certification of Chief Executive Officer required by Rule 13a–14(a)/15d- 14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	BOE Financial Services Dividend Reinvestment Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-3D filed November 8, 2000)

Page: 15

Signatures

In accordance with to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOE Financial Services of Virginia, Inc.
(Registrant)

11/12/04	By:	/s/ George M. Longest, Jr.
(Date)		(Signature)
George M. Longest, Jr.
President and Chief Executive Officer

11/12/04	By:	/s/ Bruce E. Thomas
(Date)		(Signature)
Bruce E. Thomas
Secretary, Vice President & Chief Financial Officer

Page: 16