Form 10KSB
period 2004-12-31
BOE FINANCIAL SERVICES OF VIRGINIA INC
filed 2005-03-30
CIK 1109848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Common Stock, $5.00 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The issuer’s revenues for the fiscal year ended December 31, 2004 were $14,502,201.

The aggregate market value of common stock held by non-affiliates of the issuer as of February 18, 2005 was approximately $33,433,275.

The number of outstanding shares of the issuer’s Common Stock, par value $5.00, issued and outstanding as of March 14, 2005 was 1,190,988.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders which will be filed no later than 120 days following the Corporation’s fiscal year end.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

FORM 10-KSB

PART I

INTRODUCTION

FORWARD LOOKING STATEMENTS

Any statements in this document that are not historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “believe,” “intend,” “estimate,” “project,” “may” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are predicated on management’s beliefs and assumptions based on information known to management of BOE Financial Services of Virginia, Inc. (the “Corporation”) as of the date of this document and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of the Corporation’s management for future or past operations, products or services, and forecasts of the Corporation’s revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries, and estimates of credit quality trends. Such statements reflect the view of the Corporation’s management as of this date with respect to future events and are not guarantees of future performance; involve assumptions and are subject to substantial risks and uncertainties, such as possible changes in the Corporation’s plans, objectives, expectations and intentions. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Corporation’s actual results could differ materially from those discussed. Factors that could cause or contribute to such differences are changes in interest rates, changes in the accounting treatment of any particular item, the result of regulatory examinations, changes in industries where the Corporation has a concentration of loans, changes in the level of fee income, changes in general economic conditions and related credit and market conditions, and the impact or regulatory responses to any of the foregoing.

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

Upon consummation of the share exchange and related reorganization effective July 1, 2000, each outstanding common share of the Bank was exchanged for one share of Corporation common stock, par value $5.00 per share. The exchange of shares was a tax-free reorganization for federal income tax purposes. The share exchange was accounted for on the same basis as pooling-of-interests and financial statements for prior periods are identical to the financial statements of the Bank. Stockholders’ equity was restated to reflect this transaction in all prior periods.

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

The Corporation’s strategic plan has been directed toward the enhancement of its franchise value and operating profitability by increasing its asset size and expanding its customer base. Accordingly, the Bank expanded into Hanover County in 1992, purchased the Bank’s fifth branch office in West Point, Virginia from a regional bank in February 1996 and, in June 1999 opened its sixth office, in Henrico County near Virginia Center Commons. Since its opening in 1992, the Bank’s Hanover County branch has experienced the strongest deposit growth of the Bank’s branches. According to the U.S. Census Bureau, Hanover County’s population grew 36.4% and Henrico County’s population grew 20.4% from 1990 to 2000 compared to a 14.4% growth for the Commonwealth of Virginia over the same time period. In June of 1999, the Bank opened its newest office near Virginia Center Commons, one of the largest shopping malls in the Richmond metropolitan area, on Route 1 in Henrico County.

The Corporation has applied to and been approved by the Commonwealth of Virginia Bureau of Financial Institutions to construct a new headquarters facility located approximately one mile from its current Main Office in Tappahannock, Virginia. Once this office is opened, the Bank will simultaneously close a branch bank located across the highway from the new headquarters and redesignate the current Main Office as a branch bank. The current Main Office will also house the Bank’s data processing department and loan processing center.

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

The Corporation’s expansion efforts have contributed to its growth and improved profitability. Total assets have increased from $81.8 million at the end of 1994 to $237.1 million at December 31, 2004. Net income has grown from $781,000 in 1994 to $2.9 million in 2004. Diluted earnings per share have grown from $0.97 in 1994 to $2.42 in 2004. Net loan have grown $101.3 million from December 31, 1994 to December 31, 2004.

Loan growth since the Corporation expanded into Hanover County has come principally from rate sensitive commercial loans which have served to mitigate the Corporation’s interest rate risk. At the same time this growth in commercial loans has increased the Bank’s credit risk.

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

Bank Holding Companies. As a result of the share exchange previously discussed, the Bank became a subsidiary of the Corporation, and the Corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and became subject to regulation by the Board of Governors of the Federal Reserve. The Federal Reserve System (the “Federal Reserve”) has jurisdiction under the BHCA to approve any bank or nonbank acquisition, merger or consolidation proposed by a bank holding company. The BHCA generally limits the activities of a bank holding company and its subsidiaries to those of banking, managing or controlling banks, or any other activity which is so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

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

The Corporation was required to register in Virginia with the State Corporation Commission (the “SCC”) under the financial institution holding company laws of Virginia. Accordingly, both the Corporation and the Bank are subject to extensive regulation and supervision by the SCC.

The Corporation is also subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, including but not limited to, filing annual, quarterly, and other current reports with the Securities and Exchange Commission.

The Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 (the “Act”) was enacted on November 12, 1999. The Act draws new lines between the types of activities that are permitted for banking organizations as financial in nature and those that are not permitted because they are commercial in nature. The Act imposes Community Reinvestment Act requirements on financial service organizations that seek to qualify for the expanded powers to engage in broader financial activities and affiliations with financial companies that the Act permits.

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

Under the Act, federal banking regulators are required to adopt rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations will require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Pursuant to these rules, effective July 1, 2001, financial institutions must provide: initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates; annual notices of their privacy policies to current customers; and a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties. These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

The Corporation has not applied to become a financial holding company under the Act.

Supervision and Regulation of the Bank. The Bank is a state bank and a member of the Federal Reserve System. The Federal Reserve and the Virginia Bureau of Financial Institutions regulate and monitor all significant aspects of the Bank’s operations. The Federal Reserve requires quarterly reports on the Bank’s financial condition, and both federal and state regulators conduct periodic examinations of the Bank.

The Bank’s deposits are insured by the FDIC for a maximum of $100,000 per depositor. For this protection, the Bank pays a semi-annual statutory assessment and must comply with the rules and regulations of the FDIC. FDIC assessments can change, affecting the Bank’s costs, depending on the solvency of the banking industry as a whole.

The Community Reinvestment Act of 1977, or CRA, requires that federal banking regulators evaluate the record of financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

The Bank is subject to a variety of other regulations. State and federal laws restrict interest rates on loans, potentially affecting its income. The Truth in Lending Act and the Home Mortgage Disclosure Act impose information requirements on the Bank in making loans. The Equal Credit Opportunity Act prohibits discrimination in lending on the basis of race, creed, or other prohibited factors. The Fair Credit Reporting Act governs the use and release of information to credit reporting agencies. The Truth in Savings Act requires disclosure of yields and costs of deposits and deposit accounts. Other acts govern confidentiality of consumer financial records, automatic deposits and withdrawals, check settlement, endorsement and presentment, and disclosure of cash transactions exceeding $10,000 to the Internal Revenue Service.

Credit Policies

The Corporation follows written policies and procedures to enhance management of credit risk. The loan portfolio is managed under a specifically defined credit process. This process includes formulation of portfolio management strategy, guidelines for underwriting standards and risk assessment, procedures for ongoing identification and management of credit deterioration, and regular portfolio reviews to estimate loss exposure and ascertain compliance with the Corporation’s policies. Lending authority is granted to individual lending officers with the current highest limit being $250,000 for either secured or unsecured loans. A Loan Committee comprised of five loan officers can approve credits of up to $500,000. Approval of such credits requires a majority vote of the Loan Committee. The Executive Committee of the Board of Directors, meeting monthly, can approve loans up to the Bank’s legal lending limit. The Board of Directors meets monthly as well and it too may approve loans up to the Bank’s legal lending limit.

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

However, the Corporation’s expansion strategy has recently been directed at higher growth markets in Hanover, Henrico and the City of Richmond. This has created a concentration of lending activity in the retail commerce and light industry areas.

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

In Essex County, the Corporation commands 41.7% of the deposits in the market, according to the most recently available survey of deposits by the FDIC (June 30, 2004) and is the second largest banking corporation headquartered in Essex County. Serving King William County, the branches at Central Garage and West Point have experienced steady growth, reaching 21.0% of the deposits in the King William County market as of the June 30, 2004 FDIC survey of deposits, while competing with previously established branches. The Corporation’s office located on Route 360 in eastern Hanover County, east of Mechanicsville, has experienced strong growth while competing against other community banking corporations and established offices of statewide banking corporations in the vicinity.

Employees

At December 31, 2004, the Corporation had 88 full-time equivalent employees. None of its employees is represented by any collective bargaining unit. The Corporation considers relations with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTIES.

The principal office of the Corporation and the Bank is located at 323 Prince Street, Tappahannock, Virginia 22560. The Bank has operated a branch in the Tappahannock Towne Center in Tappahannock since 1981. In November 1988, the Bank opened the King William office at Central Garage near Manquin in King William County. The fourth facility, the East Hanover office, opened in August 1992, on Route 360 east of Mechanicsville in Hanover County. In February of 1996, the Bank opened its fifth office in West Point, Virginia in King William County. In June 1999, the Bank opened its sixth office in Henrico County near Virginia Center Commons. This office houses other lines of business such as the commercial loan department and fixed rate mortgages. In June of 1990, the Bank purchased land in Tappahannock, Virginia. An additional adjoining parcel was purchased in 2004 and the Commonwealth of Virginia Bureau of Financial Institutions has approved the building of a new facility that will house executive offices of the Corporation as well as a branch office. When this new facility opens, the Tappahannock Towne Center Office will be closed and then sold. In October of 2002, the Bank purchased a small parcel of land adjoining the King William Office. The Corporation or the Bank owns all of its properties.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the Corporation’s stockholders for their vote during the quarter ended December 31, 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information. The Corporation’s Common Stock trades on the NASDAQ Small Cap Market under the symbol “BSXT”.

The following table indicates the high and low bid prices for the Common Stock as reported on the NASDAQ Small Cap Market for the quarterly periods indicated:

2004	High	Low
Fourth Quarter	$30.25	$25.70
Third Quarter	27.17	25.50
Second Quarter	29.50	23.12
First Quarter	28.60	26.50

2003	High	Low
Fourth Quarter	$28.00	$25.00
Third Quarter	26.50	23.50
Second Quarter	25.00	21.60
First Quarter	24.20	19.18

(b) Holders. At December 31, 2004, there were 1,188,951 shares of Common Stock of the Corporation outstanding held by approximately 1,100 holders of record.

(c) Dividends. The Corporation began paying cash dividends in 1944 and semi-annual cash dividends in 1989. The Board of Directors intends to continue its present policy of paying semi-annual cash dividends on the Common Stock when justified by the financial condition of the Corporation. The timing and amount of future dividends, if any, will depend on general business conditions encountered by the Corporation, its earnings, its financial condition and cash and capital requirements, governmental regulations and other such factors as the Board of Directors may deem relevant. The following table sets forth the semi-annual and total cash dividends paid per share for the period for 2004 and 2003.

Year	1st Semi-Annual Dividend Paid Per share (1)	2nd Semi-Annual Dividend Paid per share (1)	Total Annual Dividends Paid per share
2004	$0.30	$0.33	$0.63
2003	$0.27	$0.29	$0.56

(1)	The Corporation generally pays its semi-annual dividends in June and December. BOE has no repurchase plans.

DIVIDEND POLICY

Federal and state banking laws contain limitations on the ability of the Corporation to pay dividends to its shareholders. Additionally, the Corporation depends on dividends it receives from the Bank to provide funding for future dividends, if any, on its common stock. As a banking corporation organized under Virginia law, the Bank’s ability to pay the Corporation dividends is generally limited to the amount of its retained earnings. The Federal Reserve recommends that banking organizations pay dividends only if the net income available to shareholders in the past year fully funds those dividends and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

CRITICAL ACCOUNTING POLICIES

General

The Corporation’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained in these statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing expense, recovering an asset or relieving a liability. The Corporation uses historical loss factors as one factor in determining the inherent loss that may be present in its loan portfolio. Actual losses could differ significantly from the historical factors that the Corporation uses. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of the Corporation’s transactions would be the same, the timing of events that would impact the Corporation’s transactions could change.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the Corporation’s loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The use of these values is inherently subjective and the Corporation’s actual losses could be greater or less than the estimates.

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

OVERVIEW

Year 2004 Compared to Year 2003

The Corporation’s strategic plan is directed toward the enhancement of its franchise value and operating profitability by increasing its asset size and expanding its customer base. The Corporation operates six full-service offices between its headquarters in Tappahannock, Virginia along the U.S. 360 corridor to the Richmond, Virginia metropolitan market. Management believes that its most significant profitable growth opportunities will continue to be in the greater Richmond metropolitan area.

On December 31, 2004, the Corporation had total assets of $237.1 million, total loans of $159.6 million, total deposits of $207.0 million and total stockholder’s equity of $24.7 million. The Corporation had net income of $2.9 million in 2004, a $478,000, or 19.9%, increase from $2.4 million in net income in 2003. This resulted in a return on average equity of 12.12% in 2004 compared to 10.80% in 2003. Return on average assets in 2004 was 1.23%, compared to 1.04% in 2003. The Corporation’s total loans declined 0.6%, or $950,000 in 2004 from 2003. Total loans were $159.6 million at December 31, 2004 compared to $160.5 million at December 31, 2003. At December 31, 2004, the ratio of non-performing assets to total assets was 0.14% compared to 0.75% at December 31, 2003. Net charge offs to average loans were 0.21% in 2004 compared to 0.42% in 2003. Loans past due 90 days or more and still accruing interest at December 31, 2004 were $100,000 and $285,000 at December 31, 2003. The Corporation’s allowance for loan losses to period end loans at December 31, 2004 was 1.31% compared to 1.33% at December 31, 2003.

Operating results for 2004 reflected a continued effort by management to improve the Corporation’s net interest margin. This was accomplished by continuing to price most interest bearing certificates of deposit at below average market rates and focusing on growing lower cost savings and checking deposit account categories. This had the effect of not attracting new certificate of deposit dollars to the institution and the repricing of maturing certificates of deposit at lower rates, on average. This lowered the Corporation’s cost of interest-bearing liabilities from 2.20% in 2003 to 1.95% in 2004. The Corporation’s net interest margin increased from 4.45% in 2003 to 4.54% in 2004 and its interest spread increased from 4.16% in 2003 to 4.24% in 2004.

Additional management efforts in 2004, though not materially impacting the Corporation’s financial performance, were concentrated on the implementation of internet banking and, in the second half of 2004, on focusing on the impending requirements of the Sarbanes-Oxley Act of 2002 (SOX) with respect to internal controls over financial reporting.

Year 2003 Compared to Year 2002

On December 31, 2003, the Corporation had total assets of $231.8 million, total loans of $160.5 million, total deposits of $203.3 million and total stockholder’s equity of $22.9 million. The Corporation had net income of $2.4 million in 2003, a $625,000, or 35.1%, increase from $1.8 million in net income in 2002. This resulted in a return on average equity of 10.80% in 2003 compared to 8.87% in 2002. Return on average assets in 2003 was 1.04%, compared to 0.80% in 2002. The Corporation’s total loans declined 2.0%, or $3.3 million, in 2003 over 2002. Total loans were $160.5 million at December 31, 2003 compared to $163.8 million at December 31, 2002. At December 31, 2003, the ratio of non-performing assets to total assets was 0.75% compared to 1.06% at December 31, 2002. Net charge offs to average loans were 0.42% in 2003 compared to 0.74% in 2002. Loans past due 90 days or more and still accruing interest at December 31, 2003 were $285,000 and $102,000 at December 31, 2002. The Corporation’s allowance for loan losses to period end loans at December 31, 2003 was 1.33% compared to 1.29% at December 31, 2002.

Operating results for the year ended December 31, 2003 reflected a 37.9% increase in non-interest bearing deposits coupled with 2.6% decrease in interest-bearing deposit accounts. High interest cost certificate of deposit accounts decreased $12.8 million dollars and resulted in improvement in the Corporation’s cost of interest-bearing liabilities from 3.10% in 2002 to 2.20% in 2003. Net interest margin improved, as a result, from 4.10% in 2002 to 4.45% in 2003.

RESULTS OF OPERATIONS

NET INCOME

Year 2004 Compared to Year 2003

The Corporation had net income of $2.9 million in 2004 compared to $2.4 million in 2003. This represented an increase of 19.9%, or $478,000. Diluted earnings per share in 2004 were $2.42, compared to diluted earnings per share in 2003 of $2.03. These earnings per share are based on average shares outstanding of 1,194,511 in 2004 and 1,187,639 in 2003.

The Corporation’s profitability increased in 2004 in comparison to 2003 due to an increase of $270,000, or 3.0%, in net interest income. Net interest income increased from $9.0 million in 2003 to $9.3 million in 2004. Additionally, provision for loan losses decreased by $395,000, or 56.4%, in 2004 compared to 2003, due to improved asset quality and lower loan balances, on average, in 2004. Provision for loan losses was $305,000 in 2004 compared to $700,000 in 2003. The reduction of provision for loan losses has been a result of improvement in loan quality. This combination of improved net interest income and lower provision for loan losses resulted in an increase in net interest income after provision for loan losses of $665,000, or 8.0%. Management has focused its loan efforts in 2004 and 2003 on improving loan underwriting efforts and in the administration of loans. Also improving profitability was noninterest income which was $1.6 million in 2004 compared to $1.4 million in 2003. The increase in noninterest income was $244,000 and represented an increase in 2004 over 2003 of 17.6%. The major component of this increase was from the implementation of an automated overdraft program in July 2003. 2004 was the first full year of this program and therefore, service charge income increased $129,000 in 2004 over 2003 due to this program and higher balance levels in demand deposit accounts, on average.

Offsetting these increases in net income was a $255,000, or 3.9%, increase in noninterest expenses in 2004 compared to 2003. Noninterest expenses were $6.9 million in 2004 and $6.6 million in 2003. The largest component of this noninterest expense increase was an increase of $161,000, or 6.0% in salaries Also offsetting net income increases was an increase of $176,000, or 27.1%, in income tax expenses. Income tax expense totaled $823,000 in 2004 and $648,000 in 2003.

Year 2003 Compared to Year 2002

The Corporation had net income of $2.4 million in 2003 compared to $1.8 million in 2002. This represented an increase of 35.1%, or $625,000. Diluted earnings per share in 2003 were $2.03, compared to diluted earnings per share in 2002 of $1.51. These earnings per share are based on average shares outstanding of 1,187,639 in 2003 and 1,181,558 in 2002.

The Corporation’s profitability increased in 2003 in comparison to 2002 due to an increase of $953,000, or 11.8%, in net interest income through conservative deposit pricing strategies. Net interest income increased from $8.0 million in 2002 to $9.0 million in 2003. Additionally, provision for loan losses decreased by $508,000, or 42.1%, in 2003 compared to 2002 due to improved asset quality and a lower loan level at year end 2003 compared to 2002. The provision for loan losses was $700,000 in 2003 compared to $1.2 million in 2002. This combination resulted in a net interest income after provision for loan losses increase of $1.5 million, or 21.4%. Noninterest income was $1.4 million in 2003 compared to $1.1 million in 2002. The increase in noninterest income was $306,000 and represented an increase in 2003 over 2002 of 28.4%.

Offsetting these increases in net income was an $862,000, or 14.9%, increase for 2003 compared to 2002 in noninterest expenses. Noninterest expenses were $6.6 million in 2003 and $5.8 million in 2002. Also offsetting net income increases was an increase of $279,000, or 75.8%, in income tax expenses. Income tax expense totaled $648,000 in 2003 and $368,000 in 2002.

NET INTEREST INCOME

Year 2004 Compared to Year 2003

Net interest income is the major component of the Corporation’s earnings and is equal to the amount by which interest income exceeds interest expense. The Corporation’s earning assets are composed primarily of loans and securities, while deposits, short-term borrowings and trust preferred debt represent the major portion of interest-bearing liabilities. Changes in the volume and mix of these assets and liabilities, as well as changes in the yields earned and rates paid, determine changes in net interest income.

Net interest income, on a fully tax equivalent basis, was $9.9 million in 2004, 4.2% higher than the $9.5 million reported for 2003. The Corporation’s level of earning assets increased $4.3 million, or 2.0%, on average, in 2004 to $218.0 million compared to $213.7 million in 2003. Loans receivable were $162.5 million, on average, in 2004 compared to $164.0 million in 2003, a decrease of $1.5 million, or 0.9%. The yield on loans receivable decreased from 6.65% in 2003 to 6.56% in 2004. On a fully tax equivalent basis the yield on loans receivable decreased $235,000 in 2004, from $10.9 million in 2003 to $10.7 million in 2004. This represents a decrease of 2.2%. Investment securities and federal funds sold increased, on average, 11.6% in 2004 to $55.5 million, up from $49.8 million, on average, in 2003. The tax equivalent yield on investment securities, including equity securities and federal funds sold, was 5.12% in 2004 compared to 5.39% in 2003. On a fully taxable equivalent basis, income on investment securities and federal funds sold income increased 6.1%, or $163,000, from $2.7 million in 2003 to $2.8 million in 2004. This earning asset rate and volume activity resulted in a yield on earning assets of 6.19% in 2004 based on $13.5 million in fully taxable equivalent income compared to 6.35% in 2003 based on $13.6 million in fully taxable equivalent income. This is a $72,000 decrease from 2003 to 2004, or 0.5%. The Corporation’s interest-bearing liabilities decreased $135,000, on average, from $185.5 million in 2003 to $185.4 million in 2004. The cost of interest-bearing liabilities decreased from 2.20% in 2003 to 1.95% in 2004, a decrease of 11.4%.

The decrease in yield on earning assets of 16 basis points coupled with the decreased cost of interest-bearing liabilities of 25 basis points resulted in a net interest margin for the Corporation of 4.54% in 2004 compared to a net interest margin of 4.45% in 2003. Net interest margin is calculated by dividing the Corporation’s net interest income on a tax equivalent basis by the average earning assets. Volume increases in loans and in securities, coupled with lower rate and volume decreases in higher costing interest-bearing liabilities resulted in an increase in the interest spread. The Corporation’s net interest spread increased 8 basis points from 4.16% in 2003 to 4.24% in 2004. Spread is calculated by subtracting the cost of interest-bearing liabilities from the yield on earning assets.

Year 2003 Compared to Year 2002

Net interest income, on a fully tax equivalent basis, was $9.5 million in 2003, 11.0% higher than the $8.6 million reported for 2002. The Corporation’s level of earning assets increased $5.0 million, or 2.4%, on average, in 2003 to $213.7 million compared to $208.8 million in 2002. Loans receivable were $164.0 million, on average, in 2003 compared to $160.9 million in 2002, an increase of $3.1 million, or 1.9%. The yield on loans receivable decreased from 7.10% in 2002 to 6.65% in 2003. On a fully tax equivalent basis the yield on loans receivable decreased $523,000 in 2003, from $11.4 million in 2002 to $10.9 million in 2003. This represented a decrease of 4.8%. Investment securities and federal funds sold increased, on average, 4.0% in 2003 to $50.0 million, up from $47.8 million, on average, in 2002. The tax equivalent yield on investment securities, including equity securities and federal funds sold, was 5.39% in 2003 compared to 5.94% in 2002. On a fully taxable equivalent basis, income on investment securities and federal funds sold income decreased 5.7%, or $161,000, from $2.8 million in 2002 to $2.7 million in 2003. This earning asset rate and volume activity resulted in a yield on earning assets of 6.35% in 2003 based on $13.6 million in fully taxable equivalent income compared to 6.83% in 2002 based on $14.3 million in fully taxable equivalent income. This is a $684,000 decrease from 2002 to 2003, or 4.8%. The Corporation’s interest-bearing liabilities increased $1.8 million, or 1.0%, on average, from $183.7 million in 2002 to $185.5 million in 2003. The cost of interest-bearing liabilities decreased from 3.10% in 2002 to 2.20% in 2003, a decrease of 28.5%.

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

The Corporation’s net interest margin is affected by changes in the amount and mix of earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.” The following table sets forth for each category of earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or incurred on such amounts and the average rate earned or incurred for the years ended December 31, 2004, 2003 and 2002. The table also sets forth the average rate earned on total earning assets, the average rate paid on total interest-bearing liabilities, and the net interest margin on average total earning assets for the same periods.

AVERAGE BALANCES, INTEREST INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES

				Years Ended December 31, (Dollars in thousands)

	2004			2003			2002
	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	AVERAGE YIELD/ RATE	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	AVERAGE YIELD/ RATE	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	AVERAGE YIELD/ RATE
Earning Assets:
Loans receivable	$162,507	$10,664	6.56%	$163,976	$10,899	6.65%	$160,941	$11,422	7.10%
Securities, taxable	20,232	890	4.40%	17,925	858	4.79%	17,389	1,016	5.84%
Securities, non-taxable	31,448	1,861	5.92%	28,333	1,752	6.18%	24,734	1,688	6.82%
Equity securities	935	40	4.28%	1,001	44	4.40%	1,283	122	9.51%
Federal funds sold	2,927	53	1.81%	2,507	27	1.08%	4,433	70	1.58%

Total earning assets	218,049	$13,508	6.19%	213,742	$13,580	6.35%	$208,780	$14,318	6.86%

Non-Earning Assets:
Cash and due from banks	8,964			8,409			6,169
Allowance for loan losses	(2,060)			(2,193)			(2,167)
Other assets	10,689			10,557			11,112

Total non-earning assets	17,593			16,773			15,114

Total assets	$235,642			$230,515			$223,894

Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand (NOW) deposits	$27,387	$95	0.35%	$24,263	$103	0.42%	$22,357	$236	1.06%
Money market deposits	17,085	143	0.84%	17,244	173	1.00%	14,313	288	2.01%
Savings deposits	22,767	174	0.76%	20,072	180	0.90%	17,237	292	1.69%
Time deposits	112,749	2,987	2.65%	120,118	3,511	2.92%	122,145	4,670	3.82%
Federal funds purchased	1,405	20	1.42%	270	5	1.85%	281	6	2.14%
Other borrowings	4,000	187	4.68%	3,561	101	2.84%	7,364	203	2.76%

Total interest-bearing liabilities	185,393	$3,606	1.95%	185,528	$4,073	2.20%	183,697	$5,695	3.10%

Non-Interest Bearing Liabilities:
Demand deposits	25,139			20,894			18,308
Other liabilities	1,290			1,805			1,793

Total non-interest bearing liabilities	26,429			22,699			20,101

Total liabilities	211,822			208,227			203,798

Stockholders’ equity	23,820			22,288			20,096

Total liabilities and stockholders’ equity	$235,642			$230,515			$223,894

Interest spread			4.24%			4.16%			3.76%
Net interest margin		$9,902	4.54%		$9,507	4.45%		$8,623	4.13%

Net interest income is affected by both (1) changes in the interest rate spread (the difference between the weighted average yield on interest earning assets and the weighted average cost of interest- bearing liabilities) and (2) changes in volume (average balances of interest earning assets and interest-bearing liabilities).

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

RATE AND VOLUME ANALYSIS

(Dollars in thousands)

	Year Ended December 31, 2004 Compared to December 31, 2003 Increase (Decrease) Due to			Year Ended December 31, 2003 Compared to December 31, 2002 Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest Earned On:
Loans receivable	$(138)	$(97)	$(235)	$(744)	$221	$(523)
Securities, taxable	(54)	86	32	(190)	32	(158)
Securities, non-taxable	(70)	179	109	(117)	181	64
Equity securities	(1)	(3)	(4)	(10)	(14)	(78)
Federal funds sold	21	5	26	(18)	(25)	(43)

Total interest income	$(242)	$170	$(72)	$(1,079)	$395	$(738)

Interest Paid On:
Interest bearing demand (NOW) deposits	$(27)	$19	$(8)	$(155)	$22	$(133)
Money market deposits	(28)	(2)	(30)	(194)	79	(115)
Savings deposits	(66)	60	(6)	(172)	60	(112)
Time deposits	(317)	(207)	(524)	(1,083)	(76)	(1,159)
Federal funds purchased	(1)	16	15	(1)	—	(1)
Other borrowings	72	14	86	6	(108)	(102)

Total interest expense	$(367)	$(100)	$(467)	$(1,599)	$(23)	$(1,622)

Net interest income	$125	$270	$395	$520	$418	$884

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

INTEREST SENSITIVITY ANALYSIS

December 31, 2004 (Dollars in thousands)

	Maturing or Repricing In:
	< 3 Months	3-12 Months	Over 1 Year	Total
Interest-sensitive assets:
Cash	$4,354	$—	$—	$4,354
Loans	55,082	20,254	84,223	159,559
Short-term investments	5,064	—	—	5,064
Securities	2,323	1,971	53,661	57,955

Total interest-sensitive assets	$66,823	$22,225	$137,884	$226,932

Interest-sensitive liabilities:
Non-interest bearing deposits	$—	$—	$25,605	$25,605
Certificates of deposit	18,033	48,239	47,030	113,302
Interest-bearing checking, money market deposits, NOW and savings accounts (1)	3,403	10,210	54,452	68,065
Trust Preferred Securities	—	—	4,124	4,124

Total interest sensitive liabilities	$21,436	$58,449	$131,211	$211,096

Period gap	45,387	(36,224)	6,673	15,836
Cumulative gap	45,387	9,163	15,836
Ratio of cumulative interest sensitive assets to interest sensitive liabilities	311.7%	111.5%	107.5%
Ratio of cumulative gap to interest sensitive assets	20.0%	4.0%	7.0%

(1)	The Corporation has determined that interest-bearing checking, money market deposits, Now and savings accounts are not as rate-sensitive as other funding sources to changes in market rates, and therefore has allocated them evenly over a five-year period.

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

The provision for loan losses was $305,000 in 2004, a decrease of $395,000, or 56.4%, compared to the $700,000 in provision for 2003. The provision for loan losses reflected a decrease of $341,000 in net charged-off loans in 2004. Net charged-off loans were $346,000 in 2004 after charging off $431,000 and recovering a total of $85,000. This compares to $687,000 in net charge-offs in 2003 after charging off $829,000 in loans and recognizing $142,000 in recoveries. The declining trend in charge-off loans and provision for loan losses has been caused by improving loan quality and moderating loan growth in 2003 and 2004.

Management believes the allowance for loan losses is adequate to absorb losses inherent in the loan portfolio. In view of the Corporation’s plans to continue its loan growth, management will continue to closely monitor the performance of its portfolio and make additional provisions as necessary.

NON-INTEREST INCOME

Non-interest income in 2004 was $1.6 million, an increase of $244,000, or 17.6%, from non-interest income of $1.4 million in 2003. Service charges on deposit accounts were the largest component of this increase, $129,000, or 15.0%, from $865,000 in 2003 to $994,000 in 2004. The increase in 2004 over 2003 was primarily from the implementation in July 2003 of an automated program for overdraft fees, which significantly reduced the percentage of fees waived by the bank. Also, in December 2004 the Corporation closed on the sale of 1.837 acre parcel adjoining its Virginia Center Office on Brook Road in Henrico County. This resulted in a gain on the sale of $63,000. Other income increased 20.1%, or $86,000, in 2004. Other income was $511,000 in 2004 and $425,000 in 2003. Net security gains were $66,000 in 2004 and $31,000 in 2003. This increase is 114.4%, or $35,000.

Non-interest income in 2003 was $1.4 million, an increase of $306,000, or 28.4%, from non-interest income of $1.1 million in 2002. The largest dollar volume component of the noninterest income increase was $127,000, or 17.2% in service charge income, which was $738,000 in 2002 and increased to $865,000 in 2003. Net security gains (losses) increased $32,000 from a loss of $1,000 in 2002 to a gain of $31,000 in 2003. Net gains on sale of loans increased $60,000 from $3,000 in 2002 to $63,000 in 2003. Other income of $425,000 in 2003 increased $87,000 over 2002 other income of $339,000. This represents an increase of 25.6%.

NON-INTEREST EXPENSE

Non-interest expense was $6.9 million in 2004, a $255,000, or 3.8%, increase over non-interest expense of $6.6 million in 2003. Salaries were $2.9 million in 2004 and were the largest component of this increase, 6.0%, or $161,000 over salaries of $2.7 million in 2003. Data processing expense of $471,000 in 2004 was 28.9%, or $106,000, higher than data processing expense of $366,000 in 2003. This increase occurred due to computer upgrades throughout the Corporation and start-up costs related to internet banking which was launched in September of 2004. Bank franchise tax increased $50,000, or 30.6%, in 2004 and was $214,000 compared to $164,000 in 2003. This increase was due to the downstreaming of capital to the Bank from the Corporation’s trust preferred debt in December of 2003. Part of the calculation of the franchise tax, paid to the Treasurer of the Commonwealth of Virginia, includes bank equity capital. Other increases to non-interest expenses in 2004 over 2003 were to stationary and printing, up $19,000 to $180,000, occupancy expenses were up $21,000 to $342,000, employee benefits and costs up $16,000 to $804,000 and postage increased $4,000 to $171,000.

Other operating expenses were $1.4 million and were 7.8%, or $119,000, less than the $1.5 million in 2003. Comprising this decrease in other operating expenses were decreases to deferred directors compensation expense, $45,000, legal fees $42,000, repossession and collection costs $35,000 and FDIC expense $32,000. Offsetting these decreases to other operating expenses was an increase of $71,000 in marketing expense.

Non-interest expense was $6.6 million in 2003, a 14.9% or $862,000 increase over non-interest expense of $5.8 million in 2002. Salaries comprised the largest dollar volume component of this increase, $361,000, and increased from $2.3 million in 2002 to $2.7 million during 2003. This increase in salaries was primarily attributable to an increase of five full-time equivalent employees during 2003. As a result, employee benefits and costs in 2002 increased $173,000, or 28.0%, from $616,000 in 2002 to $788,000 in 2003. Other operating expenses increased $249,000, or 19.6%, and were $1.3 million in 2002 compared to $1.5 million in 2003. Occupancy expenses were $321,000 in 2003, an increase of $7,000, or 2.3% from occupancy expenses of $314,000 in 2002.

While management has generally been able to abate large increases to overhead, the cost of complying with regulation and compliance will continue to add pressure to noninterest expenses.

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

Net loans consist of total loans minus the allowance for loan losses, unearned discounts and deferred loan fees. The Corporation’s net loans were $157.5 million at December 31, 2004, representing a decrease of 0.6%, or $910,000, less than net loans of $158.4 million at December 31, 2003. The average balance of loans as a percentage of average earning assets was 74.5% in 2004, down slightly from 76.7% in 2003.

In the normal course of business, the Corporation makes various commitments and incurs certain contingent liabilities, which are disclosed but not reflected in the consolidated financial statements contained in this Annual Report, including standby letters of credit and commitments to extend credit. At December 31, 2004, commitments for standby letters of credit totaled $3.9 million and commitments to extend credit totaled $41.9 million. Commitments for standby letters of credit totaled $3.9 million at December 31, 2003 and commitments to extend credit totaled $33.1 million.

LOAN PORTFOLIO

	December 31, (Dollars in thousands)
	2004	2003	2002	2001	2000
Loans:
Commercial	$23,534	$26,099	$33,428	$32,714	$29,783
Real Estate	103,387	106,212	121,570	110,336	94,662
Real Estate - construction	25,924	21,505	1,465	3,505	6,242
Installment & other	6,714	6,693	7,375	7,406	10,624

Total loans	$159,559	$160,509	$163,838	$153,961	$141,311

Allowance for loan losses	(2,088)	(2,128)	(2,116)	(2,084)	(1,819)

Net loans	$157,471	$158,381	$161,722	$151,877	$139,492

Remaining Maturities of Selected Loan Categories

	Commercial	Real Estate Construction
	(in thousands)
Within one year	$13,592	$22,153

Variable Rate
One to five years	$1,538	$1,638
After five years	421	—

Total	$1,959	$1,638

Fixed Rate
One to five years	$7,286	$2,133
After five years	697	—

Total	$7,983	$2,133

Total Maturities	$23,534	$25,924

ASSET QUALITY

Generally, interest on loans is accrued and credited to income based upon the principal balance outstanding. It is typically the Corporation’s policy to discontinue the accrual of interest income and classify a loan on non- accrual when principal or interest is past due 90 days or more and the loan is not well-secured and in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation.

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

Real estate acquired by the Corporation as a result of foreclosure or in-substance foreclosure is classified as other real estate owned (“OREO”). Such real estate is recorded at the lower of cost or fair market value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for loan losses at that time. Further allowances for losses are recorded as charges to other expenses at the time management believes additional deterioration in value has occurred. The Corporation had no OREO at December 31, 2004 or 2003.

The Corporation’s credit policies generally require a loan-to-value ratio of 85% for secured loans. At December 31, 2004, loans past due 90 days or more and still accruing interest totaled $100,000, all of which were secured by real estate. As of December 31, 2003, loans past due 90 days or more and still accruing totaled $285,000, of which $134,000 was secured by real estate with the remainder consisting of secured and unsecured commercial and installment loans. Non-accrual loans at December 31, 2004 were $340,000 and at December 31, 2003 were $1.7 million.

NON-PERFORMING ASSETS

(Dollars in thousands)

	December 31,
	2004	2003	2002	2001	2000	1999	1998
Nonaccrual loans	$340	$1,737	$2,411	$760	$956	$1,319	$485
Restructured loans	0	—	—	—	—	—	—

Total nonperforming loans	$340	$1,737	$2,411	$760	$956	$1,319	$485
Foreclosed assets	0	—	—	—	—	72	—

Total nonperforming assets	$340	$1,737	$2,411	$760	$956	$1,391	$485

Loans past due 90 or more days accruing interest	$100	$285	$102	$988	$303	$632	$1,216
Nonperforming loans to total loans, at period end	0.21%	1.08%	1.47%	0.49%	0.68%	1.05%	0.45%
Nonperforming assets to period end assets	0.14%	0.75%	1.06%	0.35%	0.49%	0.83%	0.33%

The Corporation has two potential problem loans not included in non performing loans or non performing assets. These two relationships total $2.6 million with $520,000 in reserve. Both loans are performing at December 31, 2004 but the Corporation has questions about collectibility.

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

Management actively monitors the Corporation’s asset quality in a continuing effort to charge-off loans against the allowance for loan losses when appropriate and to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of December 31, 2004, the allowance for loan losses amounted to $2.1 million, or 1.31% of total loans. The Corporation’s allowance for loan losses were $2.1 million at December 31, 2003, or 1.33% of total loans.

The allowance for loan losses as a percentage of non-performing assets was 614.12% at December 31, 2004. The ratio of allowance for loan losses as a percentage of non-performing assets at December 31, 2003 was 122.57%.

ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

	Years ended December 31,
	2004	2003	2002	2001	2000
Balance, beginning of period	$2,129	$2,116	$2,084	$1,819	$1,601
Less chargeoffs:
Commercial	128	613	943	21	85
Installment	265	203	262	150	172
Real estate	38	13	39	—	10

Total chargeoffs	431	829	1,244	171	267
Plus recoveries:
Commercial	24	98	17	3	2
Installment	55	44	51	43	28
Real estate	6	—	—	—	—

Total recoveries	85	142	68	46	30

Net chargeoffs	346	687	1,176	125	237

Provision for loan losses	305	700	1,208	390	455

Balance, end of period	$2,088	$2,129	$2,116	$2,084	$1,819

Allowance for loan losses to period end loans	1.31%	1.33%	1.29%	1.35%	1.29%

Allowance for loan losses to non performing assets	614.12%	122.57%	87.76%	274.21%	190.27%

Net chargeoffs to average loans	0.21%	0.42%	0.74%	0.08%	0.17%

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

	December 31,
	2004	Percent (1)	2003	Percent (1)	2002	Percent (1)	2001	Percent (1)	2000	Percent (1)
Commercial	428	14.7%	$346	16.3%	$432	20.4%	$1,863	21.2%	$1,301	21.1%
Installment	180	4.2%	89	4.2%	95	4.5%	18	4.8%	340	7.5%
Real Estate	1,480	81.1%	1,694	79.6%	1,589	75.1%	203	74.0%	178	71.4%

	$2,088	100.0%	$2,129	100.0%	$2,116	100.0%	$2,084	100.0%	$1,819	100.0%

(1)	Percent of loans in each category to total loans.

INVESTMENT ACTIVITIES

Securities available-for-sale are used as part of the Corporation’s interest rate risk management strategy and may be sold in response to interest rate changes, changes in prepayment risk, liquidity needs, the need to increase regulatory capital and other factors. The fair value of the Corporation’s securities available-for-sale totaled $55.0 million at December 31, 2004, compared to $52.2 million at December 31, 2003.

The Corporation is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under Statement of Financial Accounting Standard #115 (SFAS 115). The market value of the December 31, 2004 securities available-for-sale portfolio was $1.2 million greater than the associated book value of these securities. On December 31, 2003, the market value of securities available-for-sale exceeded their book value by $2.0 million.

As of December 31, 2004, the book value of the investment portfolio increased $3.5 million, or 7.0%, from $50.2 million at December 31, 2003 to $53.8 million at December 31, 2004. This increase in the Corporation’s investment portfolio was in response to increased deposit account balances and a reduction of $910,000 in net loan balances incurred during the course of 2004.

SECURITIES PORTFOLIO

(Dollars in thousands)

	2004		2003		2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-Maturity:
U.S. Treasury Issue and other U.S. Government agencies	$3,000	$3,000	$—	$—	$—	$—
State, county and municipal	0	0	—	—	—	—
Other	0	0	—	—	—	—

Total Available-for-Sale	$3,000	$3,000	$—	$—	$—	$—

	2004		2003		2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-Sale:
U.S. Treasury Issue and other U.S. Government agencies	$17,129	$17,057	$14,049	$14,099	$8,874	$9,144
State, county and municipal	33,720	34,733	31,373	32,868	28,647	30,275
Other	2,904	3,165	4,803	5,233	5,576	6,069

Total Available-for-Sale	$53,753	$54,955	$50,225	$52,200	$43,097	$45,488

SECURITIES PORTFOLIO – MATURITY AND YIELDS

December 31, 2004 (Dollars in thousands)

	Under 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Maturity Distribution:
U.S. Treasury Issue and other U.S. Government agencies	$1,254	$15,689	$115	$—	$17,058
State, county and municipal-tax exempt	2,396	18,630	11,374	317	32,717
State, county and municipal-taxable	—	1,874	140	—	2,014
Other	1,769	1,162	—	235	3,166

Total Investment Securities	$5,419	$37,355	$11,629	$552	$54,955

Weighted Average Yield:
U.S. Treasury Issue and other U.S. Government agencies	3.02%	3.57%	2.76%	0.00%	3.52%
State, county and municipal-tax exempt	4.53%	5.84%	5.49%	6.00%	5.91%
State, county and municipal-taxable	0.00%	5.56%	6.40%	0.00%	5.46%
Other	7.39%	6.30%	0.00%	5.18%	7.24%

Weighted Average Yield by Category	5.11	4.89	5.47	5.65	5.25

The Corporation holds one U.S. Government agencies security with a book value of $3 million with a final maturity over 10 years and a weighted average yield of 6.00% in the held-to-maturity portfolio.

DEPOSITS

The Corporation primarily uses deposits to fund its loans and investment portfolio. In 2004, the Corporation’s deposits grew $3.7 million, or 1.8%. Total deposits at December 31, 2004 were $207.0 million compared to $203.3 million at December 31, 2003. Deposit growth was cautiously gauged in 2004 to preserve the Corporation’s net interest margin and in response to a second consecutive year of declining loan balances. Certificates of deposit increased only $644,000 in 2004, or 0.6%, from $112.7 million at December 31, 2003 to $113.3 million at December 31, 2004. The largest component of deposit growth in 2004 came from savings accounts, which grew 19.0%, or $4.0 million. Non-interest bearing deposits grew from $24.5 million at December 31, 2003 to $25.6 million at December 31, 2004. On average, noninterest bearing deposits were $20.9 million for 2003 compared to $25.1 million for 2004. This represents an increase of 20.3%. Other less costly components of total deposits also grew in 2004.

The Corporation offers a variety of deposit accounts to individuals and small-to-medium sized businesses. Deposit accounts include checking, savings, money market deposit accounts and certificates of deposit. Certificates of deposit of $100,000 or more totaled $23.0 million at December 31, 2004 and $21.7 million at December 31, 2003 an increase of $1.3 million, or 6.0%.

AVERAGE DEPOSITS AND AVERAGE RATES PAID

(Dollars in thousands)

	Year Ended December 31,
	2004		2003		2002
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Interest bearing deposits:
NOW accounts	$27,387	0.35%	$24,263	0.42%	$22,357	1.06%
Money market deposits	17,085	0.84%	17,244	1.00%	14,313	2.01%
Regular savings	22,767	0.76%	20,072	0.90%	17,237	1.69%
Certificates of deposit	112,749	2.65%	120,118	2.92%	122,145	3.82%

Total interest bearing deposits	$179,988	1.89%	$181,697	2.18%	$176,052	3.12%

Noninterest bearing deposits	25,139		20,894		18,308

Total deposits	$205,127		$202,591		$194,360

MATURITIES OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE AT DECEMBER 31, 2004

(Dollars in thousands)

	Dollars	Percent
Three months or less	$4,115	17.91%
Over three months to six months	3,534	15.38%
Over six months to one year	7,174	31.22%
Over one year	8,154	35.49%

	$22,977	100.00%

SHORT-TERM BORROWINGS

The Corporation occasionally finds it necessary to purchase funds on a short-term basis due to fluctuations in loan and deposit levels. The Corporation has several arrangements under which it may purchase funds. Federal Funds guidance facilities are maintained with correspondent banks totaling $18.5 million for the year ending December 31, 2004. No amounts were drawn on these facilities at December 31, 2004. As another means of borrowing funds, the Corporation may borrow from the Federal Home Loan Bank of Atlanta. Total expense on Federal Home Loan Bank of Atlanta borrowings in 2003 was $92,000 and in 2004 as $0. Total expense on Federal Funds purchased and other borrowings was $20,000 in 2004 and $5,000 in 2003.

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

During the fourth quarter of 2003 the Corporation completed a trust preferred offering, raising $4.0 million in trust preferred subordinated debt which qualifies as capital for regulatory purposes. This trust preferred debt has a 30-year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.00% for an initial rate of 4.17%.

The following table shows the Corporation’s capital ratios:

CAPITAL RATIOS

	December 31,
	2004	2003	2002
Tier 1 Risk-based Capital	15.31%	13.70%	10.42%
Total Risk-based Capital	16.49%	14.88%	11.59%
Leverage Ratio	11.50%	10.80%	8.13%

LIQUIDITY

Liquidity represents the Corporation’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, and certain investment securities. As a result of the Corporation’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customer’s credit needs.

As of December 31, 2004, cash, federal funds sold and available-for-sale securities represented 30.91% of deposits and other liabilities compared to 30.00% at December 31, 2003. Managing loan maturities also provides asset liquidity. At December 31, 2004 approximately $75.3 in loans would mature or reprice with a one-year period.

The following table summarizes the Corporation’s liquid assets for the periods indicated:

SUMMARY OF LIQUID ASSETS

(Dollars in thousands)

	December 31,
	2004	2003	2002
Cash and due from banks	$4,354	$8,949	$5,603
Federal funds sold	5,064	285	2,305
Available for sale securities, at fair value	54,955	52,200	45,488

Total liquid assets	$64,373	$61,434	$53,396

Deposits and other liabilities	$208,657	$204,795	$206,765
Ratio of liquid assets to deposits and other liabilities	30.91%	30.00%	25.82%

FINANCIAL RATIOS

Return on average assets is net income as a percentage of average total assets. It is a key profitability ratio that indicates how effectively a bank has used its total resources. Return on average assets was 1.23% in 2004 and 1.04% in 2003. Return on average equity is net income as a percentage of average shareholders’ equity. It provides a measure of how productively a bank’s equity has been employed. The Corporation’s return on average equity was 12.12% in 2004 and 10.80% in 2003. Dividend payout ratio is the percentage of net income paid to shareholders as cash dividends during a given period. It is computed by dividing dividends per share by net income per share. The Corporation has a dividend payout ratio of 25.90% in 2004 and 27.45% in 2003. Leverage is average stockholders’ equity divided by total average assets. This ratio was 10.11% in 2004 and 9.66% in 2003.

FINANCIAL RATIOS

	Years ended December 31,
	2004	2003	2002
Return on average assets	1.23%	1.04%	0.80%
Return on average equity	12.12%	10.80%	8.87%
Dividend payout ratio	25.90%	27.45%	34.96%
Average equity to average asset ratio	10.11%	9.66%	8.98%

IMPACT OF INFLATION, CHANGING PRICES AND MONETARY POLICIES

The consolidated financial statements and related financial data concerning the Corporation presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Corporation is reflected in increased operating costs. Unlike industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Interest rates are highly sensitive to many factors beyond the Corporation’s control, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the U.S. government and federal agencies, particularly the Federal Reserve. The Federal Reserve implements national monetary policies such as seeking to curb inflation and combat recession by its open market operations in U.S. government securities control of the discount rate applicable to borrowing by banks, and establishment of reserve requirements against bank deposits. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits, and affect the interest rates charged on loans and paid on deposits. The nature, timing and impact of any future changes in federal monetary and fiscal policies on the Corporation and its results of operations are not predictable.

RECENT ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This Interpretation provides guidance with respect to the identification of variable interest entities when the assets, liabilities, non-controlling interests, and results of operations of a variable interest entity need to be included in a Company’s consolidated financial statements. An entity is deemed a variable interest entity, subject to the interpretation, if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or in cases in which the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. Due to significant implementation issues, the FASB modified the wording of FIN 46 and issued FIN 46R in December of 2003. FIN 46R deferred the effective date for the provisions of FIN 46 to entities other than Special Purpose Entities (SPEs) until financial statements issued for periods ending after March 15, 2004. SPEs were subject to the provisions of either FIN 46 or FIN 46R as of December 15, 2003. Management has evaluated the Company’s investments in variable interest entities and potential variable interest entities or transactions, particularly in trust preferred securities structures because these entities or transactions constitute the Company’s primary FIN 46 and FIN 46R exposure. The adoption of FIN 46 and FIN 46R did not have a material effect on the Company’s consolidated financial position or consolidated results of operations.

In December 2003, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The scope of the SOP applies to unhealthy “problem” loans that have been acquired, either individually in a portfolio, or in a business acquisition. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP does not apply to loans originated by the Company. The Company intends to adopt the provisions of SOP 03-3 effective January 1, 2005, and does not expect the initial implementation to have a significant effect on the Company’s consolidated financial position or consolidated results of operations.

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (SAB 105). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (IRLC), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, “Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133.” Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The Company has adopted the provisions of SAB 105. Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, management does not anticipate that this guidance will have a material adverse effect on either the Company’s consolidated financial position or consolidated results of operations.

Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued and is effective March 31, 2004. The EITF provides guidance for determining the meaning of “other than temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other than temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other than temporarily impaired. On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1. This delay does not suspend the requirement to recognize other than temporary impairments as required by existing authoritative literature. The disclosure guidance in Issue 03-1 was not delayed.

EITF No. 03-16, “Accounting for Investments in Limited Liability Companies,” was ratified by the FASB and is effective for reporting periods beginning after June 15, 2004.” APB Opinion No. 18, “The Equity Method of Accounting Investments in Common Stock,” prescribes the accounting for investments in common stock of corporations that are not consolidated. AICPA Accounting Interpretation 2, “Investments in Partnerships Ventures,” of Opinion 18, indicates that “many of the provisions of the Opinion would be appropriate in accounting” for partnerships. In EITF Abstracts, Topic No. D-46, “Accounting for Limited Partnership Investments,” the SEC staff clarified its view that investments of more than 3 to 5 percent are considered to be more than minor and, therefore, should be accounted for using the equity method. Limited liability companies (LLCs) have characteristics of both corporations and partnerships, but are dissimilar from both in certain respects. Due to those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs. The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). The entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123.

ITEM 7. FINANCIAL STATEMENTS.

The following table sets forth certain historical financial information for the Corporation. This information is based on the consolidated financial statements of the Corporation including applicable notes which can be found on pages F-1 through F-28.

Selected Financial Data

(Dollars in thousands, except per share data)

As of and for the Years ended December 31,	2004	2003	2002	2001	2000
STATEMENT OF INCOME INFORMATION
Interest income	$12,875	$13,071	$13,741	$14,749	$14,302
Interest expense	3,606	4,073	5,695	7,482	7,106
Net interest income	9,269	8,998	8,046	7,267	7,196
Provsion for loan losses	305	700	1,208	390	455
Noninterest income	1,627	1,384	1,078	1,120	959
Noninterest expense	6,882	6,627	5,766	5,393	5,280
Income taxes	823	648	368	597	577

Net income	$2,885	$2,407	$1,782	$2,007	$1,843

PER SHARE DATA
Net income, basic	$2.43	$2.04	$1.52	$1.71	$1.58
Net income, diluted	2.42	2.03	1.51	1.71	1.58
Cash dividend	0.63	0.56	0.53	0.50	0.47
Book value at period end	20.76	19.37	18.12	16.22	14.71
Tangible book value at period end	20.10	18.61	17.25	15.24	13.62

BALANCE SHEET DATA
Total assets	$237,126	$231,840	$228,111	$217,172	$193,933
Loans, net	157,471	158,381	161,722	151,877	139,492
Securities	58,788	53,147	46,568	39,613	36,315
Deposits	206,973	203,282	201,261	188,497	164,348
Stockholders’ equity	24,681	22,922	21,346	19,047	17,215

PERFORMANCE RATIOS
Return on average assets	1.23%	1.04%	0.80%	1.00%	1.01%
Return on average equity	12.12%	10.80%	8.87%	10.97%	11.38%
Net interest margin	4.54%	4.45%	4.13%	4.12%	4.50%
Dividend payout	25.90%	27.45%	34.96%	29.18%	29.78%

ASSET QUALITY RATIOS
Allowance for loan losses to period end loans	1.31%	1.33%	1.29%	1.35%	1.29%
Allowance for loan losses to nonperforming assets	614.12%	122.57%	87.76%	274.21%	190.27%
Nonperforming assets to total assets	0.14%	0.75%	1.06%	0.35%	0.49%
Net chargeoffs to average loans	0.21%	0.42%	0.74%	0.08%	0.17%

CAPITAL AND LIQUIDITY RATIOS
Leverage	11.50%	10.80%	8.13%	8.41%	8.27%
Tier 1 Risk-Based Capital	15.31%	13.70%	10.42%	9.95%	10.51%
Total Risk-Based Capital	16.49%	14.88%	11.59%	11.14%	11.73%

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

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Certain information with respect to the Corporation’s directors is incorporated by reference to the Corporation’s Proxy Statement for its 2005 annual meeting of shareholders (the “Proxy Statement”), which will be filed no later than 120 days following the Corporation’s fiscal year end.

Set forth below is certain information with respect to the Corporation’s principal executive officers:

K. Wayne Aylor, 62, is Vice President and Senior Credit Officer. Mr. Aylor joined the Corporation in February 2002. Prior to joining the Corporation Mr. Aylor served as Vice President and Senior Credit Officer with The Community Bankers Bank in Richmond, Virginia since February 1989.

Bonnie S. Courtney, 51, is Vice President of Operations. Mrs. Courtney has held various positions with the Corporation since 1981.

George M. Longest, Jr., 44, became President and Chief Executive Officer of the Corporation on January 1, 1999. Prior to assuming his present position, Mr. Longest had been Senior Vice President and Senior Loan Officer since February 1989. Mr. Longest has served as a director of the Corporation since 1999.

Suzanne S. Rennolds, 55, is Vice President, Human Resources, Branch Administration and has been employed by the Corporation since December 1980.

Bruce E. Thomas, 41, is Senior Vice President, Chief Financial Officer and Corporate Secretary and has been employed by the Corporation since October 1990.

Terrell D. Vaughan, 58, is Senior Vice President, Commercial Lending and has been employed by the Corporation since April 1, 1998. Prior to that time, Mr. Vaughan had been a commercial lender and business development officer at Hanover Bank for at least five years.

ITEM 10. EXECUTIVE COMPENSATION.

The response to this Item is incorporated by reference to the registrant’s Proxy Statement, which will be filed no later than 120 days following the Corporation’s fiscal year end.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The following table summarizes information, as of December 31, 2004, relating to the Corporation’s 2000 Employee and Director Stock Option Plans, pursuant to which grants of options to acquire shares of common stock may be granted from time to time.

Equity Compensation Plan Information

Year Ended December 31, 2004

	Number of shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Plans
Equity compensation plans approved by shareholders	45,921	22.81	53,707
Equity compensation plans not approved by shareholders	—	—	—
Total	45,921	22.81	53,707

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

ITEM 13. EXHIBITS.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated by reference from the Proxy Statement, which will be filed no later than 120 days following the Corporation’s fiscal year end.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the town of Tappahannock, State of Virginia, on March 30, 2005.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

By:	/S/ BRUCE E. THOMAS
Bruce E. Thomas Senior Vice President and Chief Financial Officer

Date: March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE	TITLE

/S/ GEORGE M. LONGEST, JR. George M. Longest, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ BRUCE E. THOMAS Bruce E. Thomas	Senior Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)

/S/ ALEXANDER F. DILLARD, JR. Alexander F. Dillard, Jr.	Chairman of the Board

/S/ R. HARDING BALL R. Harding Ball	Director

/S/ R. TYLER BLAND, III R. Tyler Bland, III	Director

/S/ L. MCCAULEY CHENAULT L. McCauley Chenault	Director

/S/ FRANCES H. ELLIS Frances H. Ellis	Director

/S/ GEORGE B. ELLIOTT George B. Elliott	Director

/S/ PAGE EMERSON HUGHES Page Emerson Hughes	Director

/S/ PHILIP T. MINOR Philip T. Minor	Director

/S/ ELSIE L. ROSE Elsie L. Rose	Director

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Tappahannock, Virginia

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2004

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

BOE Financial Services of Virginia, Inc.

Tappahannock, Virginia

We have audited the accompanying consolidated balance sheets of BOE Financial Services of Virginia, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BOE Financial Services of Virginia, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia

January 25, 2005

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets
Cash and due from banks	$4,353,745	$8,948,582
Federal funds sold	5,064,000	285,000
Securities available for sale, at fair value	54,955,245	52,200,104
Securities held to maturity (fair value approximates $3,000,000)	3,000,000	—
Equity securities, restricted, at cost	832,800	946,900
Loans held for sale	360,643	—
Loans, net of allowance for loan losses of $2,088,329 in 2004 and $2,128,254 in 2003	157,471,472	158,381,402
Bank premises and equipment, net	6,447,957	6,525,926
Accrued interest receivable	1,153,594	1,186,110
Intangible assets, net	775,909	901,733
Other assets	2,710,198	2,464,570

Total assets	$237,125,563	$231,840,327

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$25,605,135	$24,521,735
Interest-bearing	181,367,584	178,759,833

Total deposits	$206,972,719	$203,281,568
Trust preferred capital notes	4,124,000	4,124,000
Accrued interest payable	319,401	329,933
Other liabilities	1,028,687	1,183,078

Total liabilities	$212,444,807	$208,918,579

Commitments and Contingent Liabilities

Stockholders’ Equity
Preferred stock, $5 par value, authorized 100,000 shares; no shares issued and outstanding	$—	$—
Common stock, $5 par value, authorized 10,000,000 shares; issued and outstanding 1,188,951 and 1,183,147 shares	5,944,755	5,915,735
Additional paid-in capital	5,110,776	5,008,853
Retained earnings	12,831,641	10,693,464
Accumulated other comprehensive income, net	793,584	1,303,696

Total stockholders’ equity	$24,680,756	$22,921,748

Total liabilities and stockholders’ equity	$237,125,563	$231,840,327

See Notes to Consolidated Financial Statements.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Consolidated Statements of Income

Three Years Ended December 31, 2004

	2004	2003	2002
Interest and Dividend Income
Interest and fees on loans	$10,663,837	$10,899,057	$11,418,686
Interest and dividends on securities:
U.S. Treasury	45,349	5,692	—
U.S. Government agencies	436,010	301,771	418,816
State and political subdivisions, nontaxable	1,228,077	1,156,581	1,114,078
State and political subdivisions, taxable	127,425	183,442	196,493
Other securities	321,596	498,301	522,581
Interest on federal funds sold	52,737	26,553	70,475

Total interest and dividend income	$12,875,031	$13,071,397	$13,741,129

Interest Expense
Interest on deposits	$3,399,013	$3,967,250	$5,486,489
Interest on borrowings	207,224	105,708	208,770

Total interest expense	$3,606,237	$4,072,958	$5,695,259

Net interest income	$9,268,794	$8,998,439	$8,045,870
Provision for Loan Losses	305,000	700,000	1,208,000

Net interest income after provision for loan losses	$8,963,794	$8,298,439	$6,837,870

Noninterest Income
Service charge income	$993,880	$864,499	$737,565
Net security gains (losses)	65,606	30,603	(1,371)
Net gains on sales of loans	56,981	63,400	3,291
Other income	510,703	425,113	338,533

Total noninterest income	$1,627,170	$1,383,615	$1,078,018

Noninterest Expenses
Salaries	$2,857,580	$2,696,853	$2,335,715
Employee benefits and costs	804,201	788,271	615,689
Occupancy expenses	342,340	321,163	313,954
Furniture and equipment related expenses	437,259	441,168	446,155
Data processing	471,357	365,601	327,094
Stationary and printing	180,004	160,512	149,876
Postage	170,695	166,258	159,494
Bank franchise tax	214,457	164,254	143,879
Other operating expenses	1,404,262	1,523,191	1,273,849

Total noninterest expenses	$6,882,155	$6,627,271	$5,765,705

Net income before income taxes	$3,708,809	$3,054,783	$2,150,183
Income Taxes	823,314	647,731	368,493

Net income	$2,885,495	$2,407,052	$1,781,690

Earnings Per Share, basic	$2.43	$2.04	$1.52

Earnings Per Share, diluted	$2.42	$2.03	$1.51

See Notes to Consolidated Financial Statements.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Three Years Ended December 31, 2004

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2001	$5,870,390	$4,874,752	$7,788,467	$513,870		$19,047,479
Comprehensive income:
Net income	—	—	1,781,690	—	$1,781,690	1,781,690
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of deferred taxes of $547,631	—	—	—	—	1,063,049	—
Add reclassification adjustment, net of taxes of $466	—	—	—	—	905	—

Other comprehensive income, net of tax	—	—	—	1,063,954	1,063,954	1,063,954

Total comprehensive income	—	—	—	—	$2,845,644	—

Cash dividends, $0.53 per share	—	—	(622,716)	—		(622,716)
Fractional shares purchased under dividend reinvestment plan	—	—	(83)	—		(83)
Issuance of common stock under dividend reinvestment plan	17,840	55,009	—	—		72,849
Exercise of stock options	1,015	1,472	—	—		2,487

Balance, December 31, 2002	$5,889,245	$4,931,233	$8,947,358	$1,577,824		$21,345,660
Comprehensive income:
Net income	—	—	2,407,052	—	$2,407,052	2,407,052
Other comprehensive loss, net of tax:
Unrealized loss on securities available for sale, net of deferred taxes of $130,812	—	—	—	—	(253,930)	—
Less reclassification adjustment, net of taxes of $10,405	—	—	—	—	(20,198)	—

Other comprehensive loss, net of tax	—	—	—	(274,128)	(274,128)	(274,128)

Total comprehensive income	—	—	—	—	$2,132,924	—

Cash dividends, $0.56 per share	—	—	(660,940)	—		(660,940)
Fractional shares purchased under dividend reinvestment plan	—	—	(6)	—		(6)
Issuance of common stock under dividend reinvestment plan	14,280	58,627	—	—		72,907
Exercise of stock options	12,210	18,993	—	—		31,203

Balance, December 31, 2003	$5,915,735	$5,008,853	$10,693,464	$1,303,696		$22,921,748
Comprehensive income:
Net income	—	—	2,885,495	—	$2,885,495	2,885,495
Other comprehensive loss, net of tax:
Unrealized loss on securities available for sale, net of deferred taxes of $240,479	—	—	—	—	(466,812)	—
Less reclassification adjustment, net of taxes of $22,306	—	—	—	—	(43,300)	—

Other comprehensive loss, net of tax	—	—	—	(510,112)	(510,112)	(510,112)

Total comprehensive income	—	—	—	—	$2,375,383	—

Cash dividends, $0.63 per share	—	—	(747,240)	—		(747,240)
Fractional shares purchased under dividend reinvestment plan	—	—	(78)	—		(78)
Issuance of common stock under dividend reinvestment plan	15,120	69,375	—	—		84,495
Exercise of stock options	13,900	32,548	—	—		46,448

Balance, December 31, 2004	$5,944,755	$5,110,776	$12,831,641	$793,584		$24,680,756

See Notes to Consolidated Financial Statements.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three Years Ended December 31, 2004

	2004	2003	2002
Cash Flows from Operating Activities
Net income	$2,885,495	$2,407,052	$1,781,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	507,201	497,329	510,283
Origination of loans available for sale	(7,059,823)	(10,062,762)	(5,279,400)
Proceeds from sale of loans available for sale	6,756,161	11,257,085	5,058,068
Provision for loan losses	305,000	700,000	1,208,000
(Gain) loss on sale of securities	(65,606)	(30,603)	1,371
(Gain) on sale of premises and equipment	(48,783)	—	—
(Gain) on sale of loans	(56,981)	(63,400)	(3,291)
Deferred income tax expense	124,848	199,857	39,480
Amortization of premiums on securities	238,840	250,149	164,683
Accretion of discounts on securities	(24,244)	(34,841)	(35,649)
(Increase) in accrued interest receivable and other assets	(213,122)	(406,829)	(445,063)
(Decrease) in accrued expenses and other liabilities	(26,976)	(50,172)	(237,334)

Net cash provided by operating activities	$3,322,010	$4,662,865	$2,762,838

Cash Flows from Investing Activities
Proceeds from sales, principal repayments, calls and maturities of securities available for sale	$11,658,025	$9,037,375	$7,620,836
Proceeds from redemption of restricted equity securities	114,100	133,200	264,900
Purchase of securities available for sale	(15,335,053)	(16,349,679)	(13,358,565)
Purchase of securities held to maturity	(3,000,000)	—	—
Net decrease (increase) in loans to customers	604,930	2,640,965	(11,053,710)
(Increase) decrease in federal funds sold	(4,779,000)	2,020,000	5,312,000
Purchases of premises and equipment	(675,219)	(262,864)	(255,166)
Proceeds from sale of premises and equipment	420,594	—	—

Net cash (used in) investing activities	$(10,991,623)	$(2,781,003)	$(11,469,705)

Cash Flows from Financing Activities
Net increase in deposits	$3,691,151	$2,020,669	$12,763,741
Proceeds from issuance of trust preferred capital notes	—	4,000,000	—
(Decrease) in Federal Home Loan Bank advances	—	(4,000,000)	(4,000,000)
Dividends paid	(747,240)	(660,940)	(622,716)
Net proceeds from issuance of common stock	130,943	104,110	75,336
Cash paid for fractional shares	(78)	(6)	(83)

Net cash provided by financing activities	$3,074,776	$1,463,833	$8,216,278

Net increase (decrease) in cash and cash equivalents	$(4,594,837)	$3,345,695	$(490,589)
Cash and Cash Equivalents
Beginning of year	8,948,582	5,602,887	6,093,476

End of year	$4,353,745	$8,948,582	$5,602,887

Supplemental Disclosure of Cash Flow Information
Cash paid during year:
Interest	$3,616,769	$4,235,545	$5,813,134

Income taxes	$880,000	$629,508	$575,000

Noncash Investing Activities,
Unrealized (loss) gain on securities available for sale	$(772,897)	$(415,345)	$1,612,051

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of BOE Financial Services of Virginia, Inc. and its wholly-owned subsidiary, Bank of Essex. All material intercompany balances and transactions have been eliminated in consolidation. FASB Interpretation No. 46 (R) requires that the Corporation no longer consolidate BOE Statutory Trust I. The subordinated debt of the Trust is reflected as a liability of the Corporation.

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Mortgage loans held for sale are generally sold with the mortgage servicing rights released by the Corporation.

The Corporation enters into commitments to originate certain mortgage loans whereby the interest rate on the loans is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuance of a loan commitment and closing and the sale of the loan generally ranges from thirty to ninety days. The Corporation protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Corporation commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Corporation is not exposed to losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates. The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity. Because of this high correlation, no gain or loss occurs on the rate lock commitments.

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

Intangibles

Intangible assets consist of core deposit premiums from a branch acquisition. Intangible assets are being amortized on a straight-line basis over 15 years.

Other Real Estate

Real estate acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at the lower of the loan balance or the fair value at the date of foreclosure net of estimated disposal costs, establishing a

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or the fair value less costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other operating expenses. Costs to bring a property to salable condition are capitalized up to the fair value of the property while costs to maintain a property in salable condition are expensed as incurred. The Bank had no other real estate at December 31, 2004 or 2003.

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

Stock-Based Compensation

At December 31, 2004, the Corporation had a stock-based employee compensation plan, which is described more fully in Note 9. The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share as if the Corporation had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Years Ended December 31,
	2004	2003	2002
Net income, as reported	$2,885,495	$2,407,052	$1,781,690
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(64,943)	(45,722)	(32,451)

Pro forma net income	$2,820,552	$2,361,330	$1,749,239

Earnings per share:
Basic - as reported	$2.43	$2.04	$1.52

Basic - pro forma	$2.38	$2.00	$1.49

Diluted - as reported	$2.42	$2.03	$1.51

Diluted - pro forma	$2.36	$1.99	$1.48

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Corporation has defined cash equivalents as those amounts included in the balance sheet caption “Cash and due from banks.”

Advertising Costs

The Corporation follows the policy of charging the costs of production of advertising to expense as incurred. Total advertising expense incurred for 2004, 2003 and 2002 was $93,578, $62,903 and $62,557, respectively.

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

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year provisions.

Note 2. Securities

The amortized cost and fair value of securities available for sale as of December 31, 2004 and 2003, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	2004
U.S. Treasury securities	$2,496,727	$—	$(20,623)	$2,476,104
U.S. Agency and mortgage-backed securities	14,631,659	42,438	(92,823)	14,581,274
Obligations of state and political subdivisions	33,720,428	1,088,673	(76,793)	34,732,308
Corporate debt securities	2,839,376	90,794	—	2,930,170
Other equity securities	64,656	170,733	—	235,389

	$53,752,846	$1,392,638	$(190,239)	$54,955,245

	2003
U.S. Treasury securities	$1,498,818	$1,706	$(56)	$1,500,468
U.S. Agency and mortgage-backed securities	12,549,316	107,674	(59,731)	12,597,259
Obligations of state and political subdivisions	31,372,934	1,528,315	(32,415)	32,868,834
Corporate debt securities	4,739,084	329,890	—	5,068,974
Other equity securities	64,656	99,913	—	164,569

	$50,224,808	$2,067,498	$(92,202)	$52,200,104

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The amortized cost and fair value of securities available for sale as of December 31, 2004, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Amortized Cost	Fair Value
Due in one year or less	$5,384,530	$5,419,087
Due after one year through five years	36,661,773	37,354,978
Due after five years through ten years	11,316,887	11,629,024
Due after ten years	325,000	316,767
Other equity securities	64,656	235,389

	$53,752,846	$54,955,245

At December 31, 2004, the Corporation held one U.S. Government Agency bond in the held to maturity classification with a book value and market value of $3,000,000. The bond matures in 2024.

Proceeds from sales, principal repayments, calls and maturities of securities available for sale during 2004, 2003 and 2002 were $11,658,025, $9,037,375 and $7,620,836, respectively. Gross realized gains of $101,138, $30,603, $7,561 and gross realized losses of $35,532, $0 and $8,932 were recognized on those sales for the years ended December 31, 2004, 2003 and 2002, respectively. The tax provision (benefit) applicable to these net realized gains (losses) amounted to $22,306, $10,405 and $(466), respectively.

Securities with amortized costs of $4,031,802 and $3,911,455 at December 31, 2004 and 2003 were pledged to secure public deposits and for other purposes required or permitted by law.

A summary of investments in an unrealized loss position at December 31, 2004 and 2003 follows:

	Duration of the Unrealized Loss
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
2004
U.S. Treasury securities	$2,476,104	$(20,623)	$—	$—
U.S. Agency and mortgage-backed securities	7,135,326	(52,710)	1,852,003	(40,113)
Obligations of state and political subdivisions	6,113,306	(71,945)	251,777	(4,848)

Total temporarily impaired securities	$15,724,736	$(145,278)	$2,103,780	$(44,961)

2003
U.S. Treasury securities	$498,438	$(56)	$—	$—
U.S. Agency and mortgage-backed securities	5,291,694	(59,731)	—	—
Obligations of state and political subdivisions	2,943,886	(30,276)	178,482	(2,139)

Total temporarily impaired securities	$8,734,018	$(90,063)	$178,482	$(2,139)

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The unrealized losses in the investment portfolio as of December 31, 2004, are generally a result of market fluctuations that occur daily. The unrealized losses are from 54 securities that are all of investment grade, backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States. The Corporation has the ability and intent to hold these securities to maturity. Market prices are affected by conditions beyond the control of the Corporation. Investment decisions are made by the management group of the Corporation and reflect the overall liquidity and strategic asset/liability objectives of the Corporation. Management analyzes the securities portfolio frequently and manages the portfolio to provide an overall positive impact to the Corporation’s income statement and balance sheet.

Note 3. Loans

Major classifications of loans are summarized as follows:

	December 31,
	2004	2003
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$41,468	$35,047
Commercial	51,087	61,604
Construction	25,924	21,505
Equity lines of credit	10,832	9,561
Commercial loans	23,534	26,099
Consumer installment loans:
Personal	5,772	5,821
Credit cards	942	872

	$159,559	$160,509
Less: Allowance for loan losses	2,088	2,128

Loans, net	$157,471	$158,381

A summary of the transactions affecting the allowance for loan losses is as follows:

	2004	2003	2002
Balance, beginning of year	$2,128,254	$2,115,611	$2,084,091
Provision for loan losses	305,000	700,000	1,208,000
Loans charged off	(429,781)	(828,994)	(1,244,173)
Recoveries of loans previously charged off	84,856	141,637	67,693

Balance, end of year	$2,088,329	$2,128,254	$2,115,611

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following is a summary of information pertaining to impaired loans:

	December 31,
	2004	2003	2002
Impaired loans with a valuation allowance	$2,823,700	$1,519,200	$2,011,425
Impaired loans without a valuation allowance	—	—	—

Total impaired loans	$2,823,700	$1,519,200	$2,011,425

Valuation allowance related to impaired loans	$606,345	$262,530	$721,448

	2004	2003	2002
Nonaccrual loans	$240,935	$218,070	$399,088
Loans past due ninety days or more and still accruing	100,236	285,050	102,000
Average balance of impaired loans	2,610,500	1,754,385	724,556
Interest income recognized on impaired loans	168,359	—	10,333
Interest income recognized on a cash basis on impaired loans	168,359	—	10,333

The Corporation has not committed to lend additional funds to these debtors.

Note 4. Premises and Equipment

A summary of the cost and accumulated depreciation of bank premises and equipment at December 31, 2004 and 2003 follows:

	2004	2003
Land	$2,729,218	$2,622,565
Buildings	3,893,844	3,891,317
Furniture and fixtures	4,169,645	4,000,952

	$10,792,707	$10,514,834
Accumulated depreciation	4,344,750	3,988,908

	$6,447,957	$6,525,926

Depreciation expense for the years ended December 31, 2004, 2003 and 2002, amounted to $381,377, $371,506 and $384,460, respectively.

Note 5. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2004 and 2003 was $22,976,912 and $21,681,028, respectively.

The scheduled maturities of time deposits at December 31, 2004 are as follows:

2005	$63,222,076
2006	28,862,672
2007	9,427,193
2008	9,096,451
2009	2,570,931
Thereafter	122,606

$113,301,929

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2004 and 2003, overdraft demand deposits reclassified to loans totaled $65,264 and $98,952, respectively.

Note 6. Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities follows:

	2004	2003
Deferred tax assets:
Allowance for loan losses	$546,235	$561,072
Deferred compensation	168,258	185,591
Nonaccrual loan interest	5,196	54,601
Alternative minimum tax credit	—	35,362
Allowance for deposit losses	13,898	13,600
Organizational costs	3,340	10,023

	$736,927	$860,249

Deferred tax liabilities:
Depreciation	$333,304	$319,110
Discount accretion on securities	20,973	29,611
Partnership losses	55,225	39,367
Accrued pension liability	196,879	216,767
Unrealized gain on securities available for sale	408,816	671,601
Other	21,983	21,983

	$1,037,180	$1,298,439

Net deferred tax (liabilities)	$(300,253)	$(438,190)

Allocation of the income tax expense between current and deferred portions is as follows:

	2004	2003	2002
Current tax provision	$698,466	$447,874	$329,013
Deferred tax expense	124,848	199,857	39,480

	$823,314	$647,731	$368,493

The following is a reconciliation of the expected income tax expense with the reported expense for each year:

	2004	2003	2002
Statutory Federal income tax rate	34.0%	34.0%	34.0%
(Reduction) in taxes resulting from:
Municipal interest	(10.5)	(12.2)	(16.5)
Other, net	(1.3)	(0.6)	(0.4)

Effective income tax rate	22.2%	21.2%	17.1%

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 7. Federal Home Loan Bank Advances and Lines of Credit

The Corporation has available lines of credit with the Federal Home Loan Bank of Atlanta secured by all of the Corporation’s first lien loans on one-to-four unit single-family dwellings. As of December 31, 2004, the book value of these loans totaled approximately $38,388,000. The amount of available credit is limited to seventy-five percent of qualifying collateral. Any borrowings in excess of the qualifying collateral require pledging of additional assets. The Corporation had no advances on these lines of credit at December 31, 2004 and 2003.

The Corporation has unsecured lines of credit with correspondent banks available for overnight borrowing totaling approximately $19,107,000. At December 31, 2004 and 2003, no amounts had been drawn on these lines of credit.

Note 8. Employee Benefit Plans

The Corporation has a noncontributory, defined benefit pension plan for all full-time employees over 21 years of age. Benefits are generally based upon years of service and the employees’ compensation. The Corporation funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

The following tables provide a reconciliation of the changes in the plan’s benefit obligations and fair value of assets over the years ending December 31, 2004, 2003 and 2002, computed as of October 1, 2004, 2003 and 2002, respectively:

	2004	2003	2002
Change in Benefit Obligation
Benefit obligation, beginning	$3,066,325	$2,413,139	$1,814,197
Service cost	245,785	200,871	144,992
Interest cost	198,503	168,750	135,883
Actuarial loss	460,162	306,696	392,367
Benefits paid	(408,797)	(23,131)	(74,300)

Benefit obligation, ending	$3,561,978	$3,066,325	$2,413,139

Change in Plan Assets
Fair value of plan assets, beginning	$1,921,202	$1,365,307	$1,405,336
Actual return (loss) on plan assets	241,058	314,955	(110,561)
Employer contributions	791,807	264,071	144,832
Benefits paid	(408,797)	(23,131)	(74,300)

Fair value of plan assets, ending	$2,545,270	$1,921,202	$1,365,307

Funded status	$(1,016,708)	$(1,145,123)	$(1,047,832)
Unrecognized net actuarial loss	1,378,746	985,126	897,418
Unrecognized net obligation at transition	(22,408)	(25,608)	(28,808)
Unrecognized prior service cost	24,026	27,457	30,888

Accrued benefit cost at October 1	$363,656	$(158,148)	$(148,334)
Contributions made in December	211,510	791,807	267,961

Prepaid benefit cost at December 31	$575,166	$633,659	$119,627

The accumulated benefit obligation for the defined benefit pension plan was $1,945,342, $1,855,455 and $1,412,338 at September 30, 2004, 2003 and 2002, respectively.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table provides the components of net periodic benefit cost for the plan for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Components of Net Periodic Benefit Cost
Service cost	$245,785	$200,871	$144,992
Interest cost	198,503	168,750	135,883
Expected return on plan assets	(212,210)	(132,417)	(132,839)
Amortization of prior service cost	3,431	3,431	3,431
Amortization of net obligation at transition	(3,200)	(3,200)	(3,200)
Recognized net actuarial loss	37,694	36,450	4,720

Net periodic benefit cost	$270,003	$273,885	$152,987

The weighted-average assumptions used in the measurement of the Corporation’s benefit obligation are shown in the following table:

	2004	2003	2002
Discount rate	6.00%	6.50%	7.00%
Expected return on plan assets	8.50%	8.50%	9.00%
Rate of compensation increase	5.00%	5.00%	5.00%

The weighted-average assumptions used in the measurement of the Corporation’s net periodic benefit cost are shown in the following table:

	2004	2003	2002
Discount rate	6.50%	7.00%	7.00%
Expected return on plan assets	8.50%	9.00%	9.00%
Rate of compensation increase	5.00%	5.00%	5.00%

Long-Term Rate of Return

The plan sponsor selects the expected long-term rate of return on assets assumption in consultation with their investment advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience that may not continue over the measurement period, with higher significance placed on current forecasts of future long-term economic conditions.

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

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Asset Allocation

The pension plan’s weighted-average asset allocations at September 30, 2004 and 2003, by asset category are as follows:

	2004	2003
Asset Category
Mutual funds - fixed income	35%	40%
Mutual funds - equity	65%	60%

	100%	100%

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

The Corporation expects to contribute approximately $212,000 to its pension plan in 2005.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

2005	$27,896
2006	27,654
2007	38,200
2008	60,076
2009	66,177
2010-2014	715,422

401(k) Plan

The Corporation has also adopted a contributory 401(k) profit sharing plan which covers substantially all employees. The employee may contribute up to 15% of compensation, subject to statutory limitations. The Corporation matches 50% of employee contributions up to 4% of compensation. The plan also provides for an additional discretionary contribution to be made by the Corporation as determined each year. The amounts charged to expense under this plan for the years ended December 31, 2004, 2003 and 2002 were $44,085, $47,589 and $39,156, respectively.

Deferred Compensation Agreements

The Corporation has a nonqualified deferred compensation program which permits key employees and the Board of Directors to defer a portion of their compensation for their retirement. The retirement benefit to be provided is fixed based upon the amount of compensation earned and deferred. Deferred compensation expense amounted to $3,612, $48,604 and $49,544 for the years ended December 31, 2004, 2003 and 2002, respectively.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Concurrent with the establishment of the deferred compensation plan, the Corporation purchased life insurance policies on this key management group, with the Corporation named as owner and beneficiary. These life insurance policies are intended to be utilized as a source for funding the deferred compensation plan. The Corporation has recorded in other assets $322,033 and $294,969 representing cash surrender value of these policies for the years ended December 31, 2004 and 2003, respectively.

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

A summary of the status of the employee incentive stock plan follows:

	2004		2003		2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	30,120	$19.29	24,475	$16.34	14,912	$12.25
Granted	15,444	28.51	9,396	25.00	10,805	21.68
Exercised	(2,256)	14.63	(2,422)	12.78	(203)	12.25
Forfeited	(683)	14.67	(1,329)	17.33	(1,039)	13.89

Outstanding at year end	42,625	22.95	30,120	19.29	24,475	16.34

Exercisable at year end	13,534	17.63	7,937	15.15	3,460	12.25

Weighted average fair value of options granted during the year		8.24		7.17		6.74

The fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2004	2003	2002
Dividend yield	2.64%	2.74%	2.85%
Expected life	9.7 years	10 years	10 years
Expected volatility	25.86%	26.43%	27.56%
Risk-free interest rate	4.45%	4.31%	4.92%

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

A summary of the director incentive stock plan follows:

	2004		2003		2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,070	$17.69	2,810	$15.25	2,010	$12.41
Granted	750	28.75	800	25.00	800	22.40
Exercised	(524)	12.75	(20)	12.25	—	—
Forfeited	—	—	(520)	15.99	—	—

Outstanding at year end	3,296	20.99	3,070	17.69	2,810	15.25

Exercisable at year end	1,356	16.43	975	13.92	503	12.41
Weighted average fair value of options granted during the year		7.80		7.17		6.87

The fair value of each director option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2004	2003	2002
Dividend yield	2.64%	2.74%	2.85%
Expected life	8 years	10 years	10 years
Expected volatility	25.83%	26.43%	27.56%
Risk-free interest rate	4.41%	4.31%	4.92%

Information pertaining to options outstanding at December 31, 2004 is as follows:

Range of Exercise Price	Remaining Contractual Life	Options Outstanding		Options Exercisable
		Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$12.25	6 years	9,976	$12.25	$7,482	$12.25
$16.55-$19.00	7 years	1,375	18.33	781	18.33
$22.40	7.5 years	8,129	22.40	4,065	22.40
$25.00	8.8 years	10,247	25.00	2,562	25.00
$25.70-$29.25	9.8 years	16,194	28.52	—	—

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 10. Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential stock. Potential dilutive common stock had no effect on income available to common stockholders.

	2004		2003		2002
	Shares	Per Share	Share	Per Share	Shares	Per Share
Basic earnings per share	1,185,952	$2.43	1,179,640	$2.04	1,175,018	$1.52

Effect of dilutive stock options	8,559		7,999		6,540

Diluted earnings per share	1,194,511	$2.42	1,187,639	$2.03	1,181,558	$1.51

The Company has granted options to employees and directors to purchase 3,797 shares, 2,422 shares and 7,328 shares on average during the years ended December 31, 2004, 2003 and 2002, respectively. Those options were not included in the computation of diluted earnings per share because the exercise price of those options exceeded the average market price of the common shares during the year.

Note 11. Related Party Transactions

In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with its executive officers, directors, and their affiliates. All such loans are made on substantially the same terms as those prevailing at the time for comparable loans to unrelated persons. Loans to such borrowers are summarized as follows:

	2004	2003
Balance, beginning of year	$1,322,437	$4,848,000
Principal additions	1,104,088	452,256
Repayments and reclassifications	(419,231)	(3,977,819)

Balance, end of year	$2,007,294	$1,322,437

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

As members of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2004 and 2003, the aggregate amount of daily average required balances were approximately $1,644,000 and $1,090,000, respectively.

The Bank is required to maintain certain required reserve balances with a correspondent bank. Those required balances were $250,000 and $5,200,000 at December 31, 2004 and 2003, respectively.

Note 13. Dividend Limitations on Affiliate Bank

Transfers of funds from the banking subsidiary to the parent corporation in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2004, the aggregate

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

amount of unrestricted funds, which could be transferred from the banking subsidiary to the parent corporation, without prior regulatory approval, totaled $5,171,164.

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

The Bank maintains a portion of its cash balances with several financial institutions located in its market area. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances were approximately $1,259,000 and $6,538,000 at December 31, 2004 and 2003, respectively.

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

A summary of the contract amounts of the Bank’s exposure to off-balance-sheet risk as of December 31, 2004 and 2003, is as follows:

	2004	2003
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$41,921,000	$33,053,000
Standby letters of credit	3,890,000	3,866,000

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

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

Note 16. Minimum Regulatory Capital Requirements

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Corporation and Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2004 and 2003, are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2004:
Total Capital (to Risk Weighted Assets) Consolidated	$29,312	16.5%	$14,217	8.0%	N/A	N/A
Bank of Essex	$28,846	16.3%	$14,195	8.0%	$17,744	10.0%
Tier 1 Capital (to Risk Weighted Assets) Consolidated	$27,224	15.3%	$7,109	4.0%	N/A	N/A
Bank of Essex	$26,758	15.1%	$7,098	4.0%	$10,646	6.0%
Tier 1 Capital (to Average Assets) Consolidated	$27,224	11.5%	$9,470	4.0%	N/A	N/A
Bank of Essex	$26,758	11.3%	$9,470	4.0%	$11,838	5.0%
As of December 31, 2003:
Total Capital (to Risk Weighted Assets) Consolidated	$26,910	14.9%	$14,470	8.0%	N/A	N/A
Bank of Essex	$26,495	14.7%	$14,437	8.0%	$18,046	10.0%
Tier 1 Capital (to Risk Weighted Assets) Consolidated	$24,782	13.7%	$7,235	4.0%	N/A	N/A
Bank of Essex	$24,367	13.5%	$7,219	4.0%	$10,828	6.0%
Tier 1 Capital (to Average Assets) Consolidated	$24,782	10.8%	$9,179	4.0%	N/A	N/A
Bank of Essex	$24,367	10.6%	$9,179	4.0%	$11,474	5.0%

Note 17. Fair Value of Financial Instruments and Interest Rate Risk

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.

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

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Restricted Securities

The carrying value of restricted securities approximates their fair value based on the redemption provisions of the respective entity.

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

At December 31, 2004 and 2003, the fair values of loan commitments and stand-by letters of credit were deemed to be immaterial.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The carrying amounts and estimated fair values of the Corporation’s financial instruments are as follows:

	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial assets:
Cash and short-term investments	$4,354	$4,354	$8,949	$8,949
Federal funds sold	5,064	5,064	285	285
Securities	57,955	57,955	52,200	52,200
Restricted securities	833	833	947	947
Loans held for sale	361	361	—	—
Loans, net of allowance	157,471	161,087	158,381	162,937
Accrued interest receivable	1,154	1,154	1,186	1,186

Financial liabilities:
Deposits	$206,973	$207,383	$203,282	$205,143
Trust preferred capital notes	4,124	4,159	4,124	4,124
Accrued interest payable	319	319	330	330

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

Note 18. Trust Preferred Capital Notes

On December 12, 2003, BOE Statutory Trust I, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing redeemable Capital Securities. On December 12, 2003, $4.1 million of trust preferred securities were issued through a direct placement. The securities have a LIBOR-indexed floating rate of interest. During the year ended December 31, 2004, the weighted-average interest rate was 4.68%. The securities have a mandatory redemption date of December 12, 2033, and are subject to varying call provisions beginning December 12, 2008. The principal asset of the Trust is $4.1 million of the Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the Capital Securities.

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

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 19. Parent Corporation Only Financial Statements

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

(Parent Corporation Only)

Balance Sheets (Condensed)

December 31, 2004 and 2003

	2004	2003
Assets

Cash	$139,533	$182,429
Investment in subsidiaries, at cost, plus undistributed net income	28,215,386	26,506,531
Securities available for sale, at fair value	235,389	164,569
Other assets	284,550	239,273

Total assets	$28,874,858	$27,092,802

Liabilities and Stockholders’ Equity
Trust preferred capital notes	$4,124,000	$4,124,000
Other liabilities	70,102	47,054
Stockholders’ equity	24,680,756	22,921,748

Total liabilities and stockholders’ equity	$28,874,858	$27,092,802

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

(Parent Corporation Only)

Statements of Income (Condensed)

Three Years Ended December 31, 2004

	2004	2003	2002
Income:
Dividends from subsidiary	$755,743	$668,000	$623,000
Dividends on other securities	7,481	2,428	1,658

Total income	$763,224	$670,428	$624,658

Expenses:
Interest expense	$187,004	$9,076	$—
Other	31,015	—	73

Total expenses	$218,019	$9,076	$73

Income before allocated tax benefit (expense) and undistributed income of subsidiary	$545,205	$661,352	$624,585

Allocated income tax benefit (expense)	74,855	(115)	(2,809)

Income before equity in undistributed income of subsidiary	$620,060	$661,237	$621,776

Equity in undistributed income of subsidiary	2,265,435	1,745,815	1,159,914

Net income	$2,885,495	$2,407,052	$1,781,690

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

(Parent Corporation Only)

Statements of Cash Flows (Condensed)

Three Years Ended December 31, 2004

	2004	2003	2002
Cash Flows from Operating Activities
Net income	$2,885,495	$2,407,052	$1,781,690
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in other assets	(45,277)	(234,168)	1,785
Deferred tax provision	6,683	6,682	6,680
Undistributed earnings of subsidiary	(2,265,435)	(1,745,815)	(1,159,914)
Increase (decrease) in liabilities	(7,987)	1,123	—

Net cash provided by operating activities	$573,479	$434,874	$630,241

Cash Flows from Investing Activities,
Investment in subsidiary	$—	$(4,000,000)	$—

Cash Flows from Financing Activities
Proceeds from issuance of trust preferred capital notes	$—	$4,124,000	$—
Cash dividends paid	(747,240)	(660,940)	(622,716)
Net proceeds from issuance of common stock	130,943	104,110	75,336
Cash paid for fractional shares	(78)	(6)	(83)

Net cash provided by (used in) financing activities	$(616,375)	$3,567,164	$(547,463)

Increase (decrease) in cash and cash equivalents	$(42,896)	$2,038	$82,778
Cash and Cash Equivalents
Beginning	182,429	180,391	97,613

Ending	$139,533	$182,429	$180,391