Form 10-Q
period 2005-03-31
BOE FINANCIAL SERVICES OF VIRGINIA INC
filed 2005-05-16
CIK 1109848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of April 25, 2005.

Class	Outstanding at April 25, 2005
Common Stock, $5.00 par value	1,192,246

BOE Financial Services of Virginia, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  –  FINANCIAL STATEMENTS

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Balance Sheets

(in Thousands except share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and due from banks	$5,543	$4,354
Federal funds sold	841	5,064
Securities available for sale, at fair value	53,856	54,955
Securities held to maturity(fair value $2,978 in 2005 and $3,000 in 2004)	3,000	3,000
Equity Securities, restricted, at cost	843	833
Loans held for resale	131	361
Loans	162,101	159,559
Less: Allowance for loan losses	(2,192)	(2,088)

Net loans	159,909	157,471
Bank premises and equipment, net	6,397	6,448
Accrued interest receivable	1,226	1,154
Intangible assets, net	744	776
Other assets	2,899	2,710

Total assets	$235,389	$237,126

See accompanying notes to consolidated financial statements.

Page: 1

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Balance Sheets

			March 31, 2005	December 31, 2004
			(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing deposits			$25,772	$25,605
Interest bearing deposits			179,059	181,368

Total deposits			204,831	206,973
Accrued interest payable			314	319
Other liabilities			1,260	1,029
Trust preferred capital notes			4,124	4,124

Total liabilities			210,529	212,445

Commitments and Contingent Liabilities
Stockholders’ equity
Common stock, $5.00 par value			5,960	5,945

	3/31/05	12/31/04
Shares authorized	10,000,000	10,000,000
Shares outstanding	1,191,895	1,188,951
Paid in capital			5,134	5,111
Accumulated other comprehensive Income, net			214	794
Retained earnings			13,552	12,831

Total stockholders’ equity			24,860	24,681

Total liabilities and stockholders’ equity			$235,389	$237,126

See accompanying notes to consolidated financial statements.

Page: 2

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Statements of Earnings

(In Thousands except per share data)

	Three Months Ended
	March 31, 2005	March 31, 2004
	(Unaudited)
Interest Income
Interest and fees on loans	$2,731	$2,618
Interest on federal funds sold	15	3
Interest on U.S. Treasury securities and U.S. Agency Obligations	103	117
Interest on obligations of state and political subdivisions	321	327
Interest on other securities	149	86
Other interest income	2	1

Total interest income	3,321	3,152

Interest Expense
Interest on savings and interest bearing deposits	116	104
Interest on certificates of deposit	746	735
Interest on federal funds purchased	0	4
Interest on trust preferred capital notes.	57	44

Total interest expense	919	887

Net interest income	2,402	2,265
Provision for loan losses	80	75

Net interest income after provision for loan losses	2,322	2,190

Noninterest Income
Service charges on deposit accounts	221	245
Securities gains - net	5	10
Gains on sale of loans	16	16
Other fee income	62	57
All other noninterest income	90	83

Total noninterest income	394	411

Noninterest Expense
Salaries and employee benefits	1,023	965
Premises and fixed assets	228	239
Other expenses	528	577

Total noninterest expense	1,779	1,781

Income before income taxes	937	820
Income taxes	216	199

Net income	$721	$621

Earnings per share, basic	$0.61	$0.52
Earnings per share, diluted	$0.60	$0.52

See accompanying notes to consolidated financial statements.

Page: 3

BOE FINANCIAL SERVICES OF VIRGINIA, Inc.

Consolidated Statements of Cash Flows

(in Thousands)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Cash Flows from Operating Activities
Net income	$721	$621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126	126
Origination of loans held for sale	(243)	(1,046)
Proceeds from sale of loans held for sale	489	870
Provision for loan losses	80	75
Net amortization on securities	47	51
Net (gain) on sale of securities	(5)	(10)
(Gain) on sale of loans	(16)	(16)
(Increase) decrease in accrued interest receivable and other assets	(272)	186
Increase in accrued expenses and other liabilities	539	42

Net cash provided by operating activities	1,466	899

Cash Flows from Investing Activities
Proceeds from sale of securities available-for-sale	0	2,011
Proceeds from maturities and calls of securities available-for-sale	4,069	765
Purchase of securities available for sale	(3,894)	(1,200)
Proceeds from redemption of restricted securities	0	10
Purchase of restricted securities	(10)	0
Net (increase) decrease in loans to customers	(2,518)	2,169
(Increase) decrease in federal funds sold	4,223	(5,672)
Capital expenditures	(43)	(49)

Net cash provided by (used in) investing activities	1,827	(1,966)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(2,142)	2,010
Issuance of Common Stock	38	19

Net cash provided by used in financing activities	(2,104)	2,029
Net increase in cash and cash equivalents	1,189	962
Cash and Cash Equivalents
Beginning of period	4,354	8,948

End of period	$5,543	$9,910

Supplemental disclosure of cash flow information Cash paid during the year
Interest	$924	$903

Income Taxes	$0	$0

See accompanying notes to consolidated financial statements.

Page: 4

BOE Financial Services of Virginia, Inc.

Statement of Changes in Stockholders’ Equity

For the Three Month Periods Ended March 31, 2005 and 2004

(in thousands)

(Unaudited)

	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2003	$5,916	$5,009	$10,693	$1,304		$22,922
Comprehensive Income:
Net income			621		$621	621
Other comprehensive income, net of tax:
Unrealized gain on securities
available for sale, net of deferred taxes					342
Less: Reclassification adjustment, net of tax					(7)

Other comprehensive income, net of tax:				335	335	335

Total comprehensive income					$956

Issuance of common stock	7	12				19

Balance, March 31, 2004	$5,923	$5,021	$11,314	$1,639		$23,897

Balance, December 31, 2004	$5,945	$5,111	$12,831	$794		$24,681
Comprehensive Income:
Net income			$721		$721	$721
Other comprehensive loss, net of tax:
Unrealized loss on securities available for sale, net of deferred taxes					(577)
Less: Reclassification adjustment, net of tax					(3)

Other comprehensive loss, net of tax:				(580)	(580)	(580)
Total comprehensive income					$141

Issuance of common stock	15	23				38

Balance, March 31, 2004	$5,960	$5,134	$13,552	$214		$24,860

See accompanying notes to consolidated financial statements.

Page: 5

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. The accounting and reporting policies of BOE Financial Services of Virginia, Inc. (the “Company”) conform to accounting principles generally accepted in the United States of America and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

These financial statements should be read in conjunction with the financial statements and the footnotes included in the Company’s 2004 Annual Report to Shareholders.

2. At March 31, 2005, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Periods Ended March 31,	2005	2004
Net income, as reported	$721	$621
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(17)	(15)

Pro forma net income	$704	$606

Earnings per share:
Basic-as reported	$0.61	$0.52

Basic-pro forma	$0.59	$0.51

Diluted-as reported	$0.60	$0.52

Diluted-pro forma	$0.59	$0.51

3. Earnings per share are based on the weighted average number of common shares and common stock equivalents outstanding during the applicable periods. Potential dilutive common stock had no effect on income available to common shareholders.

	March 31, 2005		March 31, 2004
	Shares	Per Share	Shares	Per Share
Basic earnings per share	1,190,113	$0.61	1,183,924	$0.52
Effect of dilutive stock options	13,272		9,152

Diluted earnings per share	1,203,385	$0.60	1,193,076	$0.52

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

Page: 6

5. Defined Benefit Pension Plan

Components of Net Periodic Benefit Cost

Three months ended March 31,

(In Thousands)

	Pension Benefits
	2005	2004
Service cost	$77	$61
Interest cost	53	50
Expected return on plan assets	(54)	(53)
Amortization of prior service cost	1	1
Amortization of net obligation at transition	(1)	(1)
Amortization of net (gain) loss	14	9

Net periodic benefit cost	$90	$67

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $212,000 to its pension plan in 2005. As of March 31, 2005, no contributions have been made.

Page: 7

Item 2.  –  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The use of these values is inherently subjective and actual losses could be greater or less than the estimates.

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

Overview

On March 31, 2005, the Company had total assets of $235.3 million, a decrease of $1.7 million or 0.7% from $237.1 million at December 31, 2004. Total assets at March 31, 2004 were $234.6 million. The March 31, 2005 total assets figure represents an increase of 0.3% or $770,000 over one year ago. Total loans amounted to $162.1 million on March 31, 2005, an increase of $2.5 million or 1.6% over December 31, 2004 total loans of $159.6 million. The March 31, 2005 figure represents an increase of $4.0 million or 2.5% over total loans of $158.2 million on March 31, 2004. The Company’s securities portfolio decreased $1.1 million or 1.9% from $58.0 million at December 31, 2004 to $56.9 million at March 31, 2005. Total securities were $51.1 million on March 31, 2004. Federal funds sold were $841,000 on March 31, 2005. At December 31, 2004, the Company had sold $5.1 million in federal funds.

Page: 8

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under SFAS 115. The market value of the March 31, 2005 securities AFS portfolio was $53.9 million compared to $55.0 million at December 31, 2004 and $51.1 million at March 31, 2004. The impact of the change in market value of AFS securities, net of deferred income taxes, is reflected in the Statement of Changes in Stockholder’s Equity under Accumulated Other Comprehensive Income. On March 31, 2005, $324,000 represented the Company’s net unrealized gain on AFS securities compared to $1.2 million at December 31, 2004 and a net unrealized gain of $2.5 million at March 31, 2004.

Total deposits at March 31, 2005 were $204.8 million. This $2.1 million decrease is 1.0% less than total deposits of $207.0 million at December 31, 2004 and $460,000, or 0.22% less than total deposits of $205.3 million at March 31, 2004.

Stockholder’s equity at March 31, 2005 was $24.9 million and represented 10.6% of total assets. Stockholder’s equity was $24.7 million, or 10.4% of total assets at December 31, 2004 and $23.9 million, or 10.2% of total assets at March 31, 2004.

Results of Operations

Net Income

Net income was $721,000 for the first quarter of 2005, or $0.60 per diluted share. This compares to net income of $621,000, or $0.52 per diluted share in the first quarter of 2004. The increase in earnings through one quarter of 2005 over 2004 was $100,000, or 16.1%.

The increase in earnings in the first quarter of 2005 as compared to the same period in 2004 was primarily attributable to an increase of 5.1% or $162,000 in interest income. This resulted in an increase of 6.0%, or $137,000, in net interest income. Net interest income after provision for loan losses of $2,322,000 in the first quarter of 2005 compared to net interest income after provision for loan losses of $2,190,000 for the same period in 2004. This represents an increase of 6.0%, or $132,000. Also contributing to the increase in net income for the first quarter of 2005 compared to the same period in 2004 was a $2,000 decrease in noninterest expenses. Noninterest expenses were $1,779,000 in the first quarter of 2005 compared to $1,781,000 for the same period in 2004. This is a decrease of 0.1%.

Increases to net interest income were offset by a decrease of 4.1%, or $17,000 in noninterest income and a $17,000 increase in income tax expenses for the first quarter of 2005 versus the same period in 2004.

Net Interest Income

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At March 31, 2005, the Company’s interest-earning assets exceeded its interest-bearing liabilities by approximately $36.6 million, compared with a $31.8 million excess one year ago. Net interest margins on a fully tax equivalent basis were 4.47% through March 31, 2005 compared to 4.38% through March 31, 2004. The improvement in net

Page: 9

interest margin was the result of an improvement of 5 basis points in yield on total earning assets coupled with a decrease of 4 basis points in the cost of total sources of funds. The Company’s yield on average earning assets, on a fully tax equivalent and annualized basis, was 6.02% for the first three months of 2005 compared to 5.97% for the first three months of 2004. Total sources of funds were 1.55% for the first three months of 2005 compared to 1.59% for the same period in 2004. As interest rates have risen, management does not believe this margin improvement will continue throughout 2005, and is beginning to experience competitive pressures on obtaining funding to continue asset growth.

The Company’s loan-to-deposit ratio was 77.9%, on average, through the first three months of 2005 compared to 78.8% for the same period in 2004. On March 31, 2005, the Company’s loan-to-deposit ratio was 79.1% compared to 77.1% on December 31, 2004 and 77.0% on March 31, 2004.

Provision for Credit Losses

The Company’s provision for credit losses increased $5,000 to $80,000 for the first quarter of 2005 compared to $75,000 in the first quarter of 2004. Net recoveries on loans were $24,000 in the first quarter of 2005 as compared to net charge-offs of $190,000 in the first quarter of 2004.

Noninterest Income

Noninterest income, including net gains and losses on securities, was $394,000 in the first quarter of 2005 compared to $411,000 in the same period of 2004. This represents a decrease of 4.1%, or $17,000. Service charges on deposit accounts were $221,000 in the first quarter of 2005 and $245,000 in the first quarter of 2004. This is a decrease of 9.8%, or $24,000. The decrease was the result of lower levels of demand deposit accounts utilizing the Company’s automated program for overdrafts, which provides fee income. Securities gains also decreased in the first quarter of 2005 to $5,000 compared to $10,000 for the first quarter of 2004. All other noninterest income increased 8.4% or $7,000, from $83,000 in the first quarter of 2004 to $90,000 in the first quarter of 2005. Other fee income increased 8.8%, from $57,000 in the first quarter of 2004 to $62,000 in the first quarter of 2005.

Noninterest Expenses

Noninterest expenses remained constant at $1.8 million in the first quarter of 2004 and 2005. Other expenses decreased $49,000, from $577,000 in the first quarter of 2004 to $528,000 in the first quarter of 2005. Salaries and employee benefits increased $58,000, or 6.0%, from $965,000 in the first quarter of 2004 to $1.0 million in the first quarter of 2005. Premises and fixed assets decreased $11,000, or 4.6%, from $239,000 in the first quarter of 2004 to $228,000 in the first quarter of 2005.

Income Taxes

Income tax expense through March 31, 2005 was $216,000. This represents a $17,000, or 8.5% increase over $199,000 in income tax expense for the same period in 2004.

Asset Quality

The Company’s allowance for credit losses totaled $2.192 million on March 31, 2005 or 1.35% of total loans. On December 31, 2004, the allowance for credit losses totaled $2.088 million and was 1.31% of total loans. On March 31, 2004, the allowance for credit losses was $2.013 million and was 1.27% of total loans.

Page: 10

On March 31, 2005, the Company had nonaccruing assets of $139,000 compared to $1.6 million on March 31, 2004. Loans past due and still accruing interest totaled $164,000 on March 31, 2005 compared to $189,000 on March 31, 2004.

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

The Company’s ratio of total capital to risk-weighted assets was 17.12% on March 31, 2005 compared to 15.44 on March 31, 2004. Its ratio of Tier 1 Capital to risk-weighted assets was 15.88% on March 31, 2004 and 14.13% on March 31, 2004. The Company’s leverage ratio (Tier I capital to average adjusted total assets) was 11.87% on March 31, 2005 and 11.08% on March 31, 2004. These ratios exceed regulatory minimums. The Company issued trust preferred subordinated debt that qualifies as regulatory capital in the fourth quarter of 2003. This trust preferred debt has a 30-year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.00% and was priced at        % in the first quarter of 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123R (revised 2004), “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of FAS 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of FAS 123R do not have an impact on the Company’s results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Company’s results of operations at the present time.

Page: 11

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Company’s market risk is composed primarily of interest rate risk. The Company’s Asset and Liability Management Committee (ALCO) is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to this risk. The Board of Directors reviews and approves the guidelines established by ALCO.

Earnings Simulation Analysis

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Company’s market risk is composed primarily of interest rate risk. The Company’s Asset and Liability Management Committee (“ALCO”) is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to this risk. The Board of Directors reviews and approves the guidelines established by ALCO.

Interest rate risk is monitored through the use of two complimentary modeling tools: earnings simulation modeling and economic value simulation (net present value estimation). Each of these models measure changes in a variety of interest rate scenarios. While each of the interest rate risk measures has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Earnings simulation and economic value models, which more effectively measure the cash flow and optionality impacts, are utilized by management on a regular basis and are explained below.

Management uses simulation analysis to measure the sensitivity of net interest income to changes in interest rates. The model calculates an earnings estimate based on current and projected balances and rates. This method is subject to the accuracy of the assumptions that management has input, but it provides a better analysis of the sensitivity of earnings to changes in interest rates than other potential analyses.

Assumptions used in the model are derived from historical trends and management’s outlook and include loan and deposit growth rates and projected yields and rates. Such assumptions are monitored and periodically adjusted as appropriate. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in like instruments. Mortgage loans and mortgage backed securities prepayment assumptions are based on industry estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Different interest rate scenarios and yield curves are used to measure the sensitivity of earnings to changing interest rates. Interest rates on different asset and liability accounts move differently when the prime rate changes and are reflected in the different rate scenarios.

Page: 12

The Company uses its simulation model to estimate earnings in rate environments where rates ramp up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12 month time horizon by applying 12-month shock versus the implied forward rates of 200 basis points up and down. The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled as of March 31, 2005:

	Change in Net Interest Income
Change in Yield Curve	(Percent)	($ in thousands)
+200 basis points	0.51%	$54
Most likely rate scenario	0.00%	—
-200 basis points	-2.36%	-248

Economic Value Simulation

Economic value simulation is used to determine the estimated fair value of assets and liabilities over different interest rate scenarios. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate scenarios is an indication of the longer term earnings sensitivity capability of the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The economic value simulation uses simultaneous rate shocks to the balance sheet, whereas the earnings simulation uses rate schock over 12 months. The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation as of March 31, 2005:

	Change in Economic Value of Equity
Change in Yield Curve	(Percent)	($ in thousands)
+200 basis points	14.83%	$4,947
Most likely rate scenario	0.00%	—
-200 basis points	-6.18%	-2,062

Item 4.	Controls and Procedures

Based on their most recent review, which was completed as of the last day of the period covered by this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company’s in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

Page: 13

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Page: 14

Item 6.	Exhibits and Reports on Form 8-K.

The information furnished herein, including Exhibit 99.1, shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

(a)	Exhibit Listing

Exhibit Number	Description

2	Agreement and Plan of Reorganization (the “Reorganization Agreement”) dated as of March 20, 2000 between the Corporation and Bank. (Exhibit A of the Proxy Statement included in Form S-4 Registration Statement (No. 333-33260) filed March 24, 2000, incorporated by reference).

3(a)	Articles of Incorporation of the Corporation (Appendix 1 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement (No. 333-33260) filed March 24, 2000, incorporated by reference).

3(b)	Bylaws (Appendix 2 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement (No. 333-33260) filed March 24, 2000, incorporated by reference).

10(a)	The Corporation’s Stock Incentive Plan (Appendix 3 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement (No. 333-33260) filed March 24, 2000, incorporated by reference).

10(b)	First Amendment to the Corporation’s Stock Incentive Plan (Exhibit 99(b) to Form S-8 Registration Statement (No. 333-49538) filed November 8, 2000, incorporated by reference).

10(c)	The Corporation’s Stock Option Plan for Outside Directors (Appendix 4 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement (No. 333-33260) filed March 24, 2000, incorporated by reference).

10(d)	First Amendment to the Corporation’s Stock Option Plan for Outside Directors (Exhibit 99(d) to Form S-8 Registration Statement (No. 333-49538) filed November 8, 2000, incorporated by reference).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32	Certification of Chief Executive Officer and Chief Financial Officer.

99.1	BOE Financial Services Dividend Reinvestment Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-3D filed November 8, 2000)

(b)	Form 8-K

None

Page: 15

Signatures

In accordance with to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOE Financial Services of Virginia, Inc. (Registrant)

5/11/05	By:	/s/ George M. Longest, Jr.
(Date)		(Signature)
George M. Longest, Jr.
President and Chief Executive Officer

5/11/05	By:	/s/ Bruce E. Thomas
(Date)		(Signature)
Bruce E. Thomas
Secretary, Vice President & Chief Financial Officer

Page: 16