Form 10-Q
period 2005-06-30
BOE FINANCIAL SERVICES OF VIRGINIA INC
filed 2005-08-12
CIK 1109848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has (1)filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of August 8, 2005.

Class	Outstanding at August 8, 2005
Common Stock, $5.00 par value	1,194,937

BOE Financial Services of Virginia, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Balance Sheets

(in Thousands except share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and due from banks	$6,464	$4,354
Federal funds sold	0	5,064
Securities available for sale, at fair value	55,849	54,955
Securities held to maturity(fair value $3,028 in 2005 and $3,000 in 2004)	3,000	3,000
Equity Securities, restricted, at cost	1,068	833
Loans held for resale	469	361
Loans	173,850	159,559
Less: Allowance for loan losses	(2,235)	(2,088)

Net loans	171,615	157,471
Bank premises and equipment, net	6,373	6,448
Accrued interest receivable	1,197	1,154
Intangible assets, net	713	776
Other assets	6,406	2,710

Total assets	$253,154	$237,126

See accompanying notes to consolidated financial statements.

Page: 1

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Balance Sheets

			June 30, 2005	December 31, 2004
			(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing deposits			$29,779	$25,605
Interest bearing deposits			183,131	181,368

Total deposits			212,910	206,973

Federal funds purchased			4,437	0
Accrued interest payable			374	319
Other liabilities			889	1,029
Long – term debt			5,000	0
Trust preferred capital notes			4,124	4,124

Total liabilities			227,734	212,445

Commitments and Contingent Liabilities
Stockholders’ equity
Common stock, $5.00 par value			5,975	5,945

	6/30/05	12/31/04
Shares authorized	10,000,000	10,000,000
Shares outstanding	1,194,937	1,188,951
Paid in capital			5,187	5,111
Accumulated other comprehensive income,net			385	794
Retained earnings			13,873	12,831

Total stockholders’ equity			25,420	24,681

Total liabilities and stockholders’equity			$253,154	$237,126

See accompanying notes to consolidated financial statements.

Page: 2

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Statements of Income

(In Thousands except per share data)

	Three Months Ended
	June 30, 2005	June 30, 2004
	(Unaudited)
Interest Income
Interest and fees on loans	$2,911	$2,640
Interest on federal funds sold	20	3
Interest on U.S. Treasury securities and U.S. Agency Obligations	102	129
Interest on obligations of state and political subdivisions	336	332
Interest on other securities	135	81
Other interest income	3	1

Total interest income	3,507	3,186

Interest Expense
Interest on savings and interest bearing deposits	114	104
Interest on certificates of deposit	803	736
Interest on federal funds purchased	15	7
Interest on long – term debt	23	0
Interest on trust preferred capital notes	77	42

Total interest expense	1,032	889

Net interest income	2,475	2,297
Provision for loan losses	75	75

Net interest income after provision for loan losses	2,400	2,222

Noninterest Income
Service charges on deposit accounts	247	257
Securities gains – net	3	40
Gains on sale of loans	15	20
Other fee income	36	65
All other noninterest income	99	90

Total noninterest income	400	472

Noninterest Expense
Salaries and employee benefits	1,046	959
Premises and fixed assets	240	234
Intangible premium amortization	32	32
Other expenses	517	539

Total noninterest expense	1,835	1,764

Income before income taxes	965	930
Income taxes	227	234

Net income	$738	$696

Earnings per share, basic	$0.62	$0.59
Earnings per share, diluted	$0.61	$0.58

See accompanying notes to consolidated financial statements.

Page: 3

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Statements of Income

(In Thousands except per share data)

	Six Months Ended
	June 30, 2005	June 30, 2004
	(Unaudited)
Interest Income
Interest and fees on loans	$5,642	$5,258
Interest on federal funds sold	35	6
Interest on U.S. Treasury securities and U.S. Agency Obligations	205	246
Interest on obligations of state and political subdivisions	657	659
Interest on other securities	284	167
Other interest income	5	2

Total interest income	6,828	6,338

Interest Expense
Interest on savings and interest bearing deposits	230	208
Interest on certificates of deposit	1,549	1,471
Interest on federal funds purchased	15	11
Interest on long – term debt	23	0
Interest on trust preferred capital notes	134	86

Total interest expense	1,951	1,776

Net interest income	4,877	4,562
Provision for loan losses	155	150

Net interest income after provision for loan losses	4,722	4,412

Noninterest Income
Service charges on deposit accounts	468	502
Securities gains – net	8	50
Gains on sale of loans	31	36
Other fee income	98	122
All other noninterest income	189	173

Total noninterest income	794	883

Noninterest Expense
Salaries and employee benefits	2,069	1,924
Premises and fixed assets	468	473
Intangible premium amortization	63	63
Other expenses	1,014	1,085

Total noninterest expense	3,614	3,545

Income before income taxes	1,902	1,750
Income taxes	443	433

Net income	$1,459	$1,317

Earnings per share, basic	$1.22	$1.11
Earnings per share, diluted	$1.21	$1.10

See accompanying notes to consolidated financial statements.

Page: 4

BOE FINANCIAL SERVICES OF VIRGINIA, Inc.

Consolidated Statements of Cash Flows

(in Thousands)

	Six Months Ended June 30,
	2005	2004
	(Unaudited)
Cash Flows from Operating Activities
Net income	$1,459	$1,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	252	253
Origination of loans held for sale	(1,805)	(3,878)
Proceeds from sale of loans held for sale	1,728	3,718
Provision for loan losses	155	150
Net amortization on securities	99	109
Net (gain) on sale of securities	(8)	(50)
(Gain) on sale of loans	(31)	(36)
Loss on other properties	0	14
(Increase) decrease in accrued interest receivable and other assets	(72)	332
Increase (decrease) in accrued expenses and other liabilities	126	(641)

Net cash provided by operating activities	1,903	1,288

Cash Flows from Investing Activities
Proceeds from sale of securities available-for-sale	1,970	3,652
Proceeds from maturities and calls of securities available-for-sale	3,320	1,956
Purchase of securities available for sale	(6,895)	(7,773)
Proceeds from redemption of restricted securities	0	10
Purchase of restricted securities	(235)	0
Net (increase) in loans to customers	(14,299)	(3,191)
Decrease in federal funds sold	5,064	285
Purchase of Bank Owned Life Insurance	(3,667)	0
Capital expenditures	(114)	(615)

Net cash (used in) investing activities	(14,856)	(5,676)

Cash Flows from Financing Activities
Net increase in deposits	5,937	149
Issuance of Common Stock	106	66
Increase in federal funds purchased	4,437	5,692
Increase in long – term debt	5,000	0
Dividends paid	(417)	(361)

Net cash provided by financing activities	15,063	5,546
Net increase in cash and cash equivalents	2,110	1,158
Cash and Cash Equivalents
Beginning of period	4,354	8,948

End of period	$6,464	$10,106

Supplemental disclosure of cash flow information
Cash paid during the year
Interest	$1,895	$880

Income Taxes	$200	$350

See accompanying notes to consolidated financial statements.

Page: 5

BOE Financial Services of Virginia, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Month Periods Ended June 30, 2005 and 2004

(in thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2003	$5,916	$5,009	$10,693	$1,304		$22,922
Comprehensive Income:
Net income			1,317		$1,317	1,317
Other comprehensive (loss), net of tax:
Unrealized (loss) on securities available for sale, net of deferred taxes					(808)
Less: Reclassification adjustment, net of tax					(33)

Other comprehensive (loss), net of tax:				(841)	(841)	(841)

Total comprehensive income					$476

Cash dividends, $0.30 per share			(361)			(361)
Issuance of common stock	17	49				66

Balance, June 30, 2004	$5,933	$5,058	$11,649	$463		$23,103

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2004	$5,945	$5,111	$12,831	$794		$24,681
Comprehensive Income:
Net income			1,459		$1,459	1,459
Other comprehensive (loss), net of tax:
Unrealized (loss) on securities available for sale, net of deferred taxes					(404)
Less: Reclassification adjustment, net of tax					(5)

Other comprehensive (loss), net of tax:				(409)	(409)	(409)

Total comprehensive income					1,050

Cash dividends, $0.35 per share			(417)			(417)
Issuance of common stock	30	76				106

Balance, June 30, 2004	$5,975	$5,187	$13,873	$385		$25,420

Page: 6

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. The accounting and reporting policies of BOE Financial Services of Virginia, Inc. (the “Company”) conform to accounting principles generally accepted in the United States of America and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three month and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

These financial statements should be read in conjunction with the financial statements and the footnotes included in the Company’s 2004 Annual Report to Shareholders.

2. At June 30, 2005, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Six months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004
Net income, as reported	$1,459	$1,317	$738	$696
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(35)	(30)	(18)	(15)

Pro forma net income	$1,424	$1,287	$720	$681

Earnings per share:
Basic-as reported	$1.22	$1.11	$0.62	$0.59
Basic-pro forma	$1.20	$1.09	$0.60	$0.57
Diluted-as reported	$1.21	$1.10	$0.61	$0.58
Diluted-pro forma	$1.18	$1.08	$0.60	$0.57

3. Earnings per share are based on the weighted average number of common shares and common stock equivalents outstanding during the applicable periods. Potential dilutive common stock had no effect on income available to common shareholders. No shares were excluded from the calculation because the effect would be anti-dilutive.

	Six months ended
	June 30, 2005		June 30, 2004
	Shares	Per Share	Shares	Per Share
Basic earnings per share	1,191,458	$1.22	1,184,335	$1.11
Effect of dilutive stock options	11,474		8,883

Diluted earnings per share	1,202,932	$1.21	1,193,218	$1.10

	Three months ended
	June 30, 2005		June 30, 2004
	Shares	Per Share	Shares	Per Share
Basic earnings per share	1,192,803	$0.62	1,184,746	$0.59
Effect of dilutive stock options	9,675		8,614

Diluted earnings per share	1,202,478	$0.61	1,193,360	$0.58

Page: 7

4. Loans are shown on the balance sheets net of unearned discounts and the allowance for loan losses. Interest is computed by methods which result in level rates of return on principal. Loans are charged off when in the opinion of management they are deemed to be uncollectable after taking into consideration such factors as the current financial condition of the customer and the underlying collateral and guarantees. Loan fees and origination costs are deferred and the net amount amortized as an adjustment of the related loan’s yield using the level yield method. Bank of Essex (the “Bank”), a wholly owned subsidiary of the Company, is amortizing these amounts over the contractual life of the related loans.

5. Defined Benefit Pension Plan

Components of Net Periodic Benefit Cost

(In Thousands)

	Pension Benefits
	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Service cost	$154	$123	$77	$62
Interest cost	106	99	53	49
Expected return on plan assets	(108)	(84)	(54)	(42)
Amortization of prior service cost	2	2	1	1
Amortization of net obligation at transition	(2)	(2)	(1)	(1)
Amortization of net (gain) loss	28	19	14	10

Net periodic benefit cost	$180	$157	$90	$79

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $212,000 to its pension plan in 2005. As of June 30, 2005, no contributions have been made. The Company plans to make all required contributions to the plan.

Page: 8

Item 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist readers in understanding and evaluating the financial condition and results of operations of the Company and the Bank. This section should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included elsewhere in this report.

CRITICAL ACCOUNTING POLICIES

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

Overview

On June 30, 2005 the Company had total assets of $253.2 million, an increase of $16.0 million, or 6.8%, from $237.1 million at December 31, 2004. Total assets at June 30, 2004 were $237.5 million. The June 30, 2005 total assets figure represents an increase of 6.6%, or $15.7 million, over one year ago. Total loans amounted to $173.9 million on June 30, 2005, an increase of $14.3 million, or 9.0%, over December 31, 2004 total loans of $159.6 million. The June 30, 2005 figure represents an increase of $10.2 million, or 6.2% over total loans of $163.7 million on June 30, 2004. The increase is due to increased demand, more management emphasis on quality loan growth to increase earnings and less loan payoff volume as was experienced in 2004. The Company’s readily marketable securities portfolio increased $895,000, or 1.6%, from $55.0 million at December 31, 2004 to $55.8 million at June 30, 2005. Total readily marketable securities were $53.0 million on June 30, 2004. Federal funds purchased were $4.4 million on June 30, 2005. At December 31, 2004, the Company had sold $5.1 million in federal funds. This $9.5 million shift in liquidity represents a competitive environment in search of funding coupled with strong loan demand in the first six months of 2005. Additionally, in the second quarter of 2005 the Bank of Essex borrowed $5 million from the Federal Home Loan Bank of Atlanta at 3.77%. This borrowing is for 10 years with a call feature at the end of four years. If called the Bank may pay off or refinance, otherwise it remains at the 3.77% rate for the remaining six years of the borrowing.

Page: 9

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under SFAS 115. The market value of the June 30, 2005 securities AFS portfolio was $55.8 million compared to $55.0 million at December 31, 2004 and $53.0 million at June 30, 2004. The impact of the change in market value of AFS securities, net of deferred income taxes, is reflected in the Statement of Changes in Stockholder’s Equity under Accumulated Other Comprehensive Income. On June 30, 2005, $584,000 represented the Company’s net unrealized gain on AFS securities compared to $1.2 million at December 31, 2004 and a net unrealized gain of $700,000 at June 30, 2004.

Total deposits at June 30, 2005 were $212.9 million. This $5.9 million increase is 2.9% more than total deposits of $207.0 million at December 31, 2004 and $9.5 million, or 4.7% more than total deposits of $203.4 million at June 30, 2004.

Stockholder’s equity at June 30, 2005 was $25.4 million and represented 10.0% of total assets. Stockholder’s equity was $24.7 million, or 10.4% of total assets at December 31, 2004 and $23.1 million, or 9.7% of total assets at June 30, 2004.

On June 30, 2005 the Company purchased $3,666,666 in Bank-Owned Life Insurance. An additional $1,333,333 will be added after underwriting is complete. It is the intention of the Board of Directors to use this investment to fund a Supplemental Executive Retirement Program for the Company’s Executive Officers.

Results of Operations

Net Income

Net income was $738,000 for the second quarter of 2005, or $0.61 per diluted share. This compares to net income of $696,000, or $0.58 per diluted share in the second quarter of 2004. The increase in earnings for the second quarter of 2005 over 2004 was $42,000, or 6.0%.

The increase in earnings in the second quarter of 2005 as compared to the same period in 2004 was primarily attributable to an increase of 10.1% or $321,000 in total interest income. This resulted in an increase of 7.8%, or $178,000, in net interest income after considering a $143,000, or 16.1% increase in total interest expense. Net interest income after provision for loan losses of $2.4 million in the second quarter of 2005 compared to net interest income after provision for loan losses of $2.2 million for the same period in 2004. This represents an increase of 8.0%, or $178,000. Also contributing to the increase in net income for the second quarter of 2005 compared to the same period in 2004 was a $7,000 decrease in income tax expense.

Increases to net interest income after provision for loan losses were offset by a decrease of $72,000 in total noninterest income in the second quarter of 2005 compared to 2004. Also, total noninterest expenses increased by $71,000 from $1.764 million in the second quarter of 2004 to $1.835 million in the second quarter of 2005.

For the six month period ended June 30, 2005 net income increased $142,000, or 10.8%, to $1.459 million in 2005 from $1.317 million in the 2004 comparison period. Contributing to the increase in net income on a year-to-date basis was a $490,000, or 7.7%, increase in total interest income. This was the result of higher loan volumes and rate increases by the Federal Reserve Board of Governors which, in turn, increased rates on loans tied to the prime rate.

Offsetting this increase was a $175,000, or 9.9%, increase in interest expenses, a reduction of 10.1%, or $89,000 in total noninterest income, a $69,000, or 1.9%, increase in noninterest expenses and a $10,000, or 2.3%, increase in income tax expenses.

Page: 10

Net Interest Income

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At June 30, 2005, the Company’s interest-earning assets exceeded its interest-bearing liabilities by approximately $35.3 million, compared with a $27.8 million excess one year ago. Net interest margins on a fully tax equivalent basis were 4.47% through June 30, 2005 compared to 4.33% through June 30, 2004. The improvement in net interest margin was the result of an improvement of 18 basis points in yield on total earning assets coupled with an increase of 4 basis points in the cost of total sources of funds. The Company’s yield on average earning assets, on a fully tax equivalent and annualized basis, was 6.08% for the first six months of 2005 compared to 5.90% for the first six months of 2004. The cost of total sources of funds were 1.61% for the first six months of 2005 compared to 1.57% for the same period in 2004. As interest rates have risen, management does not believe this margin improvement will continue throughout 2005, and is beginning to experience competitive pressures on obtaining funding to continue asset growth.

The Company’s loan-to-deposit ratio was 78.6%, on average, through the first six months of 2005 compared to 79.0% for the same period in 2004. On June 30, 2005, the Company’s loan-to-deposit ratio was 81.7% compared to 77.1% on December 31, 2004 and 80.5% on June 30, 2004.

Provision for Credit Losses

The Company’s provision for credit losses was $75,000 in both the second quarter of 2005 and the second quarter of 2004. Charge-off loans were $44,000 in the second quarter of 2005 compared to $121,000 in charge-off loans in the second quarter of 2004. Recoveries on loans were $12,000 in the second quarter of 2005 as compared to recoveries of $23,000 in the second quarter of 2004. This resulted in net charge-offs of $32,000 in the second quarter of 2005 compared to $98,000 in the second quarter of 2004.

Noninterest Income

Noninterest income, including net gains and losses on securities, was $400,000 in the second quarter of 2005 compared to $472,000 in the same period of 2004. This represents a decrease of 15.3%, or $72,000. Securities gains decreased $37,000 in the second quarter of 2005 to $3,000 compared to $40,000 in the second quarter of 2004. Other fee income decreased $29,000, or 44.5%, in the second quarter of 2005 compared to the same period in 2004. Other fee income was $36,000 in the second quarter of 2005 and $65,000 in the second quarter of 2004. This reduction in other fee income is the result of $16,000 less in income from the Company’s investment program and a $9,000 reduction in insurance income in 2005 compared to 2004. Service charges on deposit accounts were $247,000 in the second quarter of 2005 and $257,000 in the second quarter of 2004. This is a decrease of 3.9%, or $10,000. The decrease was the result of lower levels of demand deposit accounts utilizing the Company’s automated program for overdrafts, which provides fee income. All other noninterest income increased 10.0% or $9,000, from $90,000 in the second quarter of 2004 to $99,000 in the second quarter of 2005.

For the first six months of 2005 noninterest income was $794,000 compared to $883,000 for the same period in 2004. This represents a decrease of $89,000, or 10.1%. Securities gains represented the largest decrease of this total. Securities gains were $8,000 in the first six months of 2005 compared to $50,000 for the same period in 2004. Service charges on deposit accounts decreased $34,000, or 6.8%, through the first six months of 2005 compared to $502,000 in the same period of 2004. This is due to a decreased level of usage by customers utilizing a fee based automated overdraft protection program. Other fee income decreased $24,000, or 19.7%, and was $98,000 through the first six months of 2005 compared to $122,000 for the same period in 2004. Revenue from Bankers Investments decreased $25,000 in 2005 compared to 2004.

Page: 11

Noninterest Expenses

Noninterest expenses increased 4.0%, or $71,000, from $1.764 million in the second quarter of 2004 to $1.835 million in the second quarter of 2005. Salaries and employee benefits increased $87,000, or 9.1%, from $959,000 in the second quarter of 2004 to $1.046 million in the second quarter of 2005. Premises and fixed assets increased $6,000, or 2.6%, from $234,000 in the second quarter of 2004 to $240,000 in the second quarter of 2005.

On a year-to-date basis noninterest expense increased $69,000, or 1.9%, and was $3.614 million through six months of 2005 compared to $3.545 million for the same period in 2004. Salaries and employee benefits increased $145,000, or 7.5% while other expenses decreased $71,000 and premises and fixed assets expenses decreased $5,000. Salaries and employee benefits were $2.069 million for the first six months of 2005 and $1.924 for the same period in 2004. Other expenses were $1.014 million for the first six months of 2005 and $1.085 million for the same period in 2004. Premises and fixed assets expenses were $468,000 for the first six months of 2005 and $473,000 for the same period in 2004.

Income Taxes

Income tax expense in the second quarter of 2005 was $227,000. The effective tax rate for the second quarter of 2005 was 23.5% and was 25.2% for the same quarter in 2004.

Income tax expense was $443,000 for the first six months of 2005 compared to $433,000 for the same period in 2004. The effective tax rate through six months of 2005 was 23.3% and for 2004 was 24.7%.

Asset Quality

The Company’s allowance for credit losses totaled $2.235 million on June 30, 2005 or 1.29% of total loans. On December 31, 2004, the allowance for credit losses totaled $2.088 million and was 1.31% of total loans. On June 30, 2004, the allowance for credit losses was $1.990 million and was 1.22% of total loans.

On June 30, 2005, the Company had nonaccruing assets of $222,000 compared to $1.876 million on June 30, 2004. Loans past due and still accruing interest totaled $44,000 on June 30, 2005 compared to $46,000 on June 30, 2004.

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

Page: 12

The Company’s ratio of total capital to risk-weighted assets was 15.79% on June 30, 2005 compared to 15.16% on June 30, 2004. Its ratio of Tier 1 Capital to risk-weighted assets was 14.80% on June 30, 2005 and 14.08% on June 30, 2004. The Company’s leverage ratio (Tier I capital to average adjusted total assets) was 11.73% on June 30, 2005 and 11.73% on June 30, 2004. These ratios exceed regulatory minimums. The Company issued trust preferred subordinated debt that qualifies as regulatory capital in the fourth quarter of 2003. This trust preferred debt has a 30-year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.00% and was priced at 4.11% in the second quarter of 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in an accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in an accounting principle be applied retrospectively with all prior period financial statements presented based on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements.

On December 16, 2004, FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the statement of income. The effective date of SFAS No. 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of SFAS No. 123R do not have an impact on the Company’s results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Corporation’s results of operations at the present time.

In November 2004, the Emerging Issues Task Force (EITF) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The EITF discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The EITF requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (GAAP) when developing its views. The EITF also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under SFAS No. 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, FASB directed its staff to

Page: 13

issue two proposed FASB Staff Positions (FSP): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reach a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. FASB directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments”) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Commitments to extend credit were $46.2 million at June 30, 2005 compared to $41.9 million at December 31, 2004. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent expected future cash flows. Standby letters of credit were $3.7 million at June 30, 2005 and $3.9 million at December 30, 2004.

Additionally, in the second quarter of 2005 the Bank of Essex borrowed $5 million from the Federal Home Loan Bank of Atlanta at 3.77%. This borrowing is for 10 years with a call feature at the end of four years. If called the Bank may pay off or refinance, otherwise it remains at the 3.77% rate for the remaining six years of the borrowing.

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

Interest rate risk is monitored through the use of two complimentary modeling tools: earnings simulation modeling and economic value simulation (net present value estimation). Each of these models measures changes in a variety of interest rate scenarios. While each of the interest rate risk measures has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Earnings simulation and economic value models, which more effectively measure the cash flow and optionality impacts, are utilized by management on a regular basis and are explained below.

Earnings Simulation Analysis

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

Page: 14

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

The Company uses its simulation model to estimate earnings in rate environments where rates ramp up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12 month time horizon by applying 12-month shock versus the implied forward rates of 200 basis points up and down. The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled as of June 30, 2005:

	Change in Net Interest Income
Change in Yield Curve	(Percent)	($ in thousands)
+200 basis points	-1.32%	$-145
Most likely rate scenario	0.00%	—
-200 basis points	-0.99%	-109

Economic Value Simulation

Economic value simulation is used to determine the estimated fair value of assets and liabilities over different interest rate scenarios. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate scenarios is an indication of the longer term earnings sensitivity capability of the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The economic value simulation uses simultaneous rate shocks to the balance sheet, whereas the earnings simulation uses rate shock over 12 months. The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation as of June 30, 2005:

	Change in Economic Value of Equity
Change in Yield Curve	(Percent)	($ in thousands)
+200 basis points	-13.22%	$-4,542
Most likely rate scenario	0.00%	—
-200 basis points	7.34%	2,523

Page: 15

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual shareholders meeting on May 13, 2005.

L. McCauley Chenault, R. Tyler Bland, III, Page Emerson Hughes and Elsie L. Rose Shank, all of the directors nominated for election, were elected to the Board of Directors of the Company to serve until the Annual Meeting held in 2008 and until their successors are duly elected.

Votes were cast in the election of directors as follows:

	FOR	AGAINST	ABSTAIN
L. McCauley Chenault	951,088	16,942	0
R. Tyler Bland, III	964,533	3,497	0
Page Emerson Hughes	968,013	17	0
Elsie L. Rose Shank	968,013	17	0

Yount, Hyde & Barbour, P.C., Certified Public Accountants, were ratified as the independent auditors of the Company for 2005.

Item 5. Other Information

None

Page: 16

Item 6. Exhibits

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

Page: 17

Signatures

In accordance with to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOE Financial Services of Virginia, Inc. (Registrant)

8/11/05 (Date)	By:	/s/ George M. Longest, Jr.
(Signature)
George M. Longest, Jr.
President and Chief Executive Officer

8/11/05 (Date)	By:	/s/ Bruce E. Thomas
(Signature)
Bruce E. Thomas
Secretary, Vice President & Chief Financial Officer

Page: 18