Form 10-Q
period 2005-09-30
BOE FINANCIAL SERVICES OF VIRGINIA INC
filed 2005-11-14
CIK 1109848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of November 10, 2005.

Class	Outstanding at November 10, 2005
Common Stock, $5.00 par value	1,195,763

BOE Financial Services of Virginia, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Balance Sheets

(in Thousands except share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and due from banks	$5,825	$4,354
Federal funds sold	0	5,064
Securities available for sale, at fair value	54,684	54,955
Securities held to maturity(fair value $3,028 in 2005 and $3,000 in 2004)	3,000	3,000
Equity Securities, restricted, at cost	1,188	833
Loans held for resale	218	361

Loans	180,316	159,559
Less: Allowance for loan losses	(2,231)	(2,088)

Net loans	178,085	157,471

Bank premises and equipment, net	6,337	6,448
Accrued interest receivable	1,315	1,154
Intangible assets, net	682	776
Other assets	8,098	2,710

Total assets	$259,432	$237,126

See accompanying notes to consolidated financial statements.

Page: 1

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Balance Sheets

			September 30, 2005	December 31, 2004
			(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Noninterest bearing deposits			$29,495	$25,605
Interest bearing deposits			188,221	181,368

Total deposits			217,716	206,973

Federal funds purchased			5,083	0
Accrued interest payable			665	319
Other liabilities			695	1,029
Long – term debt			5,000	0
Trust preferred capital notes			4,124	4,124

Total liabilities			233,283	212,445

Commitments and Contingent Liabilities
Stockholders’ equity
Common stock, $5.00 par value			5,979	5,945

	9/30/05	12/31/04
Shares authorized	10,000,000	10,000,000
Shares outstanding	1,195,702	1,188,951
Additional paid in capital			5,195	5,111
Retained earnings			14,679	12,831
Accumulated other comprehensive income,net			296	794

Total stockholders’ equity			26,149	24,681

Total liabilities and stockholders’ equity			$259,432	$237,126

See accompanying notes to consolidated financial statements.

Page: 2

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Statements of Income

(In Thousands except per share data)

	Three Months Ended
	September 30, 2005	September 30, 2004
	(Unaudited)
Interest Income
Interest and fees on loans	$3,175	$2,877
Interest on federal funds sold	2	2
Interest on U.S. Treasury securities and U.S. Agency Obligations	105	117
Interest on obligations of state and political subdivisions	352	335
Interest on other securities	110	55
Other interest income	3	1

Total interest income	3,747	3,387

Interest Expense
Interest on savings and interest bearing deposits	109	102
Interest on certificates of deposit	928	747
Interest on federal funds purchased	47	9
Interest on long – term debt	48	0
Interest on trust preferred capital notes.	110	49

Total interest expense	1,242	907

Net interest income	2,505	2,480
Provision for loan losses	5	75

Net interest income after provision for loan losses	2,500	2,405

Noninterest Income
Service charges on deposit accounts	260	248
Gains on sale of loans	34	11
Other fee income	64	40
All other noninterest income	75	92

Total noninterest income	433	391

Noninterest Expense
Salaries and employee benefits	1,060	944
Premises and fixed assets	255	278
Intangible premium amortization	31	31
Other expenses	541	494

Total noninterest expense	1,887	1,747

Income before income taxes	1,046	1,049
Income taxes	240	232

Net income	$806	$817

Earnings per share, basic	$0.67	$0.69
Earnings per share, diluted	$0.67	$0.68

See accompanying notes to consolidated financial statements.

Page: 3

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Statements of Income

(In Thousands except per share data)

	Nine Months Ended
	September 30, 2005	September 30, 2004
	(Unaudited)
Interest Income
Interest and fees on loans	$8,817	$8,135
Interest on federal funds sold	37	8
Interest on U.S. Treasury securities and U.S. Agency Obligations	310	363
Interest on obligations of state and political subdivisions	1,009	994
Interest on other securities	394	222
Other interest income	8	3

Total interest income	10,575	9,725

Interest Expense
Interest on savings and interest bearing deposits	339	310
Interest on certificates of deposit	2,477	2,218
Interest on federal funds purchased	62	20
Interest on long – term debt	71	0
Interest on trust preferred capital notes.	244	135

Total interest expense	3,193	2,683

Net interest income	7,382	7,042
Provision for loan losses	160	225

Net interest income after provision for loan losses	7,222	6,817

Noninterest Income
Service charges on deposit accounts	728	750
Securities gains - net	8	50
Gains on sale of loans	65	47
Other fee income	162	162
All other noninterest income	264	265

Total noninterest income	1,227	1,274

Noninterest Expense
Salaries and employee benefits	3,129	2,868
Premises and fixed assets	723	751
Intangible premium amortization	94	94
Other expenses	1,555	1,579

Total noninterest expense	5,501	5,292

Income before income taxes	2,948	2,799
Income taxes	683	665

Net income	$2,265	$2,134

Earnings per share, basic	$1.90	$1.80
Earnings per share, diluted	$1.88	$1.79

See accompanying notes to consolidated financial statements.

Page: 4

BOE FINANCIAL SERVICES OF VIRGINIA, Inc.

Consolidated Statements of Cash Flows

(in Thousands)

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)
Cash Flows from Operating Activities
Net income	$2,265	$2,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	380	380
Origination of loans held for sale	(3,354)	(5,220)
Proceeds from sale of loans held for sale	3,562	5,267
Provision for loan losses	160	225
Net amortization on securities	149	164
Net (gain)on sale of securities	(8)	(50)
(Gain) on sale of loans	(65)	(47)
Decrease in accrued interest receivable and other assets	208	178
Increase in accrued expenses and other liabilities	12	3

Net cash provided by operating activities	3,309	3,034

Cash Flows from Investing Activities
Proceeds from sale of securities available-for-sale	1,970	7,035
Proceeds from maturities and calls of securities available-for-sale	5,120	3,049
Purchase of securities available for sale	(7,715)	(7,788)
Proceeds from redemption of restricted securities	0	10
Purchase of restricted securities	(355)	0
Net (increase) in loans to customers.	(20,774)	(6,815)
Decrease (increase) in federal funds sold	5,064	(1,996)
Purchase of Bank Owned Life Insurance	(5,500)	0
Capital expenditures	(175)	(659)

Net cash (used in) investing activities	(22,365)	(7,164)

Cash Flows from Financing Activities Net increase (decrease) in deposits	10,743	(714)
Issuance of Common Stock	118	70
Increase in federal funds purchased	5,083	(361)
Increase in long – term debt	5,000	0
Dividends paid	(417)	(361)

Net cash provided by (used in) financing activities	20,527	(1,005)
Net increase in cash and cash equivalents	1,471	5,135
Cash and Cash Equivalents
Beginning of period	4,354	8,948

End of period	$5,825	$3,813

Supplemental disclosure of cash flow information Cash paid during the year
Interest	$2,847	$2,704

Income Taxes	$465	$620

See accompanying notes to consolidated financial statements.

Page: 5

BOE Financial Services of Virginia, Inc.

Statement of Changes in Stockholders’ Equity

For the Nine Month Periods Ended September 30, 2005 and 2004

(in thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2003	$5,916	$5,009	$10,693	$1,304		$22,922
Comprehensive Income:

Net income			2,134		$2,134	2,134
Other comprehensive loss, net of tax:
Unrealized loss on securities available for sale, net of deferred taxes					(233)
Add: Reclassification adjustment, net of tax					(33)

Other comprehensive loss, net of tax:				(266)	(266)	(266)

Total comprehensive income					$1,868

Cash dividends, $0.30 per share			(361)			(361)

Issuance of common stock	18	52				70

Balance, September 30, 2004	$5,934	$5,061	$12,466	$1,038		$24,499

Balance, December 31, 2004	$5,945	$5,111	$12,831	$794		$24,681
Comprehensive Income:

Net income			2,265		$2,265	2,265
Other comprehensive loss, net of tax:
Unrealized (loss) on securities available for sale, net of deferred taxes					(493)
Add: Reclassification adjustment, net of tax					(5)

Other comprehensive loss, net of tax:				(498)	(498)	(498)

Total comprehensive income					$1,767

Cash dividends, $0.35 per share			(417)			(417)

Issuance of common stock	34	84				118

Balance, September 30, 2005	$5,979	$5,195	$14,679	$296		$26,149

See accompanying notes to consolidated financial statements.

Page: 6

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. The accounting and reporting policies of BOE Financial Services of Virginia, Inc. (the “Company”) conform to accounting principles generally accepted in the United States of America and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three month and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

These financial statements should be read in conjunction with the financial statements and the footnotes included in the Company’s 2004 Annual Report to Shareholders.

2. At September 30, 2005, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Nine months ended September 30,		Three months ended September 30,
	2005	2004	2005	2004
Net income, as reported	$2,265	$2,134	$806	$817
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(53)	(34)	(18)	(11)

Pro forma net income	$2,212	$2,100	$788	$806

Earnings per share:
Basic-as reported	$1.90	$1.80	$0.67	$0.69
Basic-pro forma	$1.85	$1.77	$0.66	$0.68
Diluted-as reported	$1.88	$1.79	$0.67	$0.68
Diluted-pro forma	$1.84	$1.76	$0.65	$0.67

3. Earnings per share are based on the weighted average number of common shares and common stock equivalents outstanding during the applicable periods. Potential dilutive common stock had no effect on income available to common shareholders. No shares were excluded from the calculation because the effect would be anti-dilutive.

	Nine months ended
	September 30, 2005		September 30, 2004
	Shares	Per Share	Shares	Per Share
Basic earnings per share	1,192,606	$1.90	1,185,101	$1.80
Effect of dilutive stock options	10,746		8,527

Diluted earnings per share	1,203,352	$1.88	1,193,628	$1.79

	Three months ended
	September 30, 2005		September 30, 2004
	Shares	Per Share	Shares	Per Share
Basic earnings per share	1,195,268	$0.67	1,186,616	$0.69
Effect of dilutive stock options	9,292		7,815

Diluted earnings per share	1,204,560	$0.67	1,194,431	$0.68

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

5. Defined Benefit Pension Plan

Components of Net Periodic Benefit Cost

(In Thousands)

	Pension Benefits
	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Service cost	$231	$185	$77	$62
Interest cost	159	148	53	49
Expected return on plan assets	(162)	(126)	(54)	(42)
Amortization of prior service cost	3	3	1	1
Amortization of net obligation at transition	(3)	(3)	(1)	(1)
Amortization of net (gain) loss	42	29	14	10

Net periodic benefit cost	$270	$236	$90	$79

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $212,000 to its pension plan in 2005. As of September 30, 2005, no contributions have been made. The Company plans to make all required contributions to the plan.

Page: 8

Item 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist readers in understanding and evaluating the financial condition and results of operations of the Company and the Bank. This section should be read in conjunction with the Compnay’s consolidated financial statements and accompanying notes included elsewhere in this report.

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

Overview

On September 30, 2005 the Company had total assets of $259.4 million, an increase of $22.3 million, or 9.4%, from total assets of $237.1 million at December 31, 2004. Total assets at September 30, 2004 were $232.6 million. Total assets increased 11.5%, or $26.9 million over the twelve month comparison period. Total loans were $180.3 million on September 30, 2005, an increase of $20.8 million, or 13.0%, over December 31, 2004 total loans of $159.6 million. Total loans were $167.0 million on September 30, 2004. Total loans grew 8.0%, or $13.3 million over the twelve month comparison period. The increase in loan volume in 2005 is due to less loan payoff volume, management emphasis on quality loan growth and increased demand in 2005. The Company’s readily marketable securities portfolio decreased $271,000 from December 31, 2004 to September 30, 2005. Securities Available-For-Sale (AFS) were $54.7 million on September 30, 2005 compared to 55.0 million on December 31, 2004. Securities Available–For–Sale were $49.4 million on September 30, 2004. The increase over the twelve month comparison period was $5.3 million, or 10.7%. Securities Held–To–Maturity were $3.0 million on September 30, 2005 and December 31, 2004. The Company had federal funds purchased of $5.1 million on September 30, 2005, a $10.1 million swing in liquidity for the federal funds sold position of $5.1 million at December 31, 2004 and federal funds sold of $2.3 million at September 30, 2005. The shift in liquidity represents a competitive environment in search of funding coupled with strong loan demand in the first nine months of 2005.

Page: 9

Additionally, in the second quarter of 2005 the Bank of Essex borrowed $5 million from the Federal Home Loan Bank of Atlanta. The Company is required to account for the effect of market changes in value of securities AFS under SFAS 115. The impact of the change in market value of AFS securities, net of deferred income taxes, is reflected in the Statement of Changes in Stockholder’s Equity under Accumulated Other Comprehensive Income. On September 30, 2005, $447,000 represented the Company’s net unrealized gain on AFS securities compared to $1.2 million at December 31, 2004 and a net unrealized gain of $1.6 million at September 30, 2004. Total deposits at September 30 2005 were $217.7 million, an increase of 5.2%, or $10.7 million over total deposits at December 31, 2004 and $15.1 million, or 7.5% over total deposits at September 30, 2005. Total stockholders equity at September 30, 2005 was $26.1 million and represented 10.1% of total assets. Stockholders equity was $24.7 million, or 10.4% of total assets at December 31, 2004 and was $24.5 million, or 10.5% of total assets on September 30, 2004. On June 30, 2005 the company purchased $3,666,666 in Bank – Owned Life Insurance (BOLI). An Additional $1,333,333 was added on September 21, 2005. The Company does not foresee adding any additional BOLI in the near future. It is the intention of the Board of Directors to use this investment to fund a Supplemental Executive Retirement Program for the Company’s Executive Officers.

Results of Operations

Net income was $806,000 for the third quarter of 2005, or $0.67 per diluted share. This compares to net income of $817,000, or $0.68 per diluted share in the third quarter of 2004.

This decrease in earnings for the third quarter of 2005 compared to the same period in 2004 was primarily the result of recognizing nonrecurring income in the third quarter of 2004. During the third quarter 2004, $168,000 in interest income was recognized as the result of restoring a previously nonaccuring loan to an interest accruing basis.

Also affecting net income in the third quarter of 2005 compared to the same period in 2004 was a $25,000 increase in net interest income a $70,000 reduction in provision for loan losses, due to improved loan quality, and a $42,000 increase in noninterest income. Offsetting these increases was a $140,000 increase in noninterest expense and an $8,000 increase in income tax expense.

For the nine month period ended September 30, 2005 net income increased 6.1%, or $131,000. Net income was $2.3 million for the first nine months of 2005, compared to $2.1 million for the same period in 2004. This increase in net income was primarily the result of an increase of $340,000, or 4.8% in net interest income, and improved asset quality, resulting in provision for loan losses to decrease $65,000, or 28.9%. Provision for loan losses was $160,000 for the first nine months of 2005 and $225,000 for the first nine months of 2004. Additionally, offsetting these increases, noninterest income decreased $47,000, or 3.7% and there was an additional $209,000 in noninterest expenses, $42,000 less in securities gains and $18,000 in additional income tax expenses recognized for the nine month period.

Net Interest Income

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At September 30, 2005, the Company’s interest-earning assets exceeded its interest-bearing liabilities by approximately $35.4 million, compared with $34.5 million excess one year ago. Net interest margins were 4.44% through September 30, 2005 compared to 4.43 % through September 30, 2004.

Annualized net interest income on a tax-equivalent basis through nine months of 2005 was $10.154 million. This represents an increase $628,000, or 6.7%. The Company’s tax equivalent yield on earning assets increased from 6.00% through nine months of 2004 to 6.16% through the same period in 2005. The cost of the Company’s total interest bearing liabilities increased

Page: 10

from 1.87% through nine months in 2004 to 2.09% through the same period in 2005. This resulted in a decease in the Company’s net interest spread from 4.13% through nine months of 2004 to 4.07% through nine months of 2005. The Company’s net interest margin increased slightly from 4.43% through nine months in 2004 to 4.44% through the same period in 2005. This increase, despite a reduction in the spread, was the result of a slightly higher loan-to–deposit ratio, on average, of 80.0% for the first nine months of 2005 compared to 79.3% for the same period in 2004.

Provision for Credit Losses

The Company’s provision for credit losses was $5,000 through the first nine months of 2005 compared to $75,000 for the third quarter of 2004. This reduction was the result of improved loan quality, in spite of an increase in loan balances. This loan quality improvement was identified in the Company’s internal loan watchlist. Loans past due 90 days or more still accruing interest totaled $520,000 on September 30, 2005 and nonaccruing loans were $222,000 on that date. Net charge-off loans were $17,000 for the first nine months of 2005 compared to $332,000 for the first nine months of 2004. The trend in loan quality and charge-off can be further positively analyzed by revealing that net-charged-off loans were $486,000 for the first nine months of 2003. The allowance for loan losses as a percentage of total loan losses as a percentage of total loans was 1.24% on September 30, 2005, 1.31% on December 31, 2005 and 1.21% on September 30, 2004.

Noninterest Income

Noninterest income was $433,000 in the third quarter of 2005, an increase of $42,000 or 10.7%, over noninterest income of $391,000 for the same period in 2004. Other fee income of $64,000 for the third quarter of 2005 was $24,000, or 60.0%, higher than other fee income of $40,000 for the same period in 2004. Gain on sale of loans of $34,000 was $23,000, or 209.6%, higher in the third quarter of 2005 than the $11,000 in the third quarter of 2004. Service charges of 260,000 in the third quarter of 2005 were 4.8%, or $12,000, higher than service charges of $248,000 for the same period in 2004. All other noninterest income of $75,000 decreased 17,000, or 18.5%, from all other noninterst income of $92,000 for the same period in 2004.

For the nine months period ended September 30, 2005 noninterest income was $1,227,000 compared to $1,274,000 for the same period in 2004. This represents a decrease of $47,000, or 3.7%. Securities gains decreased $42,000, or 84.0%. Securities gains were $8,000 through nine months of 2005 compared to $50,000 for the first three quarters of 2004. Service charges decreased $22,000, or 2.9%. Service charges were $728,000 for the first three quarters of 2005 compared to $750,000 in the same period in 2004.

Noninterest Expenses

Noninterest expenses were $1.887 million for the second quarter of 2005, $140,000, or 8.0% greater than noninterest expenses o $1.747 million for that same period in 2004. Salaries and employee benefits represented the largest amount of this increase, $116,000, or 12.3%. Salaries and employee benefits were $1.060 million for the second quarter of 2005 compared to $944,000 for the same period in 2004. Other expenses increased $47,000, or 9.5%. Other expenses were $541,000 in the second quarter of 2005 and were $494,000 for the same period in 2004. Expenses related to premises and fixed assets decreased 8.3%, or $23,000 and were $255,000 for the third quarter of 2005 compared to $278,000 for the same period in 2004.

On a year–to–date basis noninterest expenses increased $209,000, or 3.9%, in 2005 compared to the same period in 2004. Noninterest expenses expense were 5.501 million through nine months in 2005 and $5.292 million through nine months in 2004. Salaries and employee benefits increased 9.1%, or $261,000, and were $3.129 million for the first nine months of 2005 compared to $2.868 million for the same period in 2004. Expenses associated with premises and fixed assets were $723,000 for the first three quarters of 2005. This is a

Page: 11

decrease of $28,000, or 3.7%, from premises and fixed asset expenses of $751,000 through nine months in 2004. Other expenses of $1.555 million in the first three quarters were $24,000, or 1.5%, less than other expenses of $1.579 million for the same period in 2005.

Income Taxes

Income tax expense for the second quarter of 2005 was $240,000. This represents an increase of $8,000, or 3.5%, from income tax expense of $232,000 in the second quarter of 2004.

On a year–to–date basis income tax expense was $683,000. This represents a 2.7%, or $18,000, increase over $665,000 for the first nine months of 2004.

Asset Quality

The company’s allowance for credit losses totaled $2.231 million on September 30, 2005, or 1.24% of total loans. On December 31, 2004, the allowance for credit losses totaled $2.088 million and was 1.31% of total loans. On September 30, 2004 the allowance for credit losses was $2.021 million, or 1.21% of total loans.

On September 30, 2005, the Company had loans past due 90 days or more still accruing interest of $520,000 compared to $222,000 on September 30, 2004. Net charged-off loans were $17,000 for the first nine months of 2005 compared to $332,000 for the same period in 2004. Nonaccrual loans were $222,000 on September 30, 2005, $340,000 on December 31, 2004 and $376,000 on September 30, 2004.

Capital Requirements

The Company’s ratio of total capital to risk-weighted assets was 13.61% on September 30, 2005 compared to 15.57% on September 30, 2004. Its ratio of Tier 1 Capital to Risk-Weighted assets was 12.64% compared to 14.46% on September 30, 2004. The Company’s leverage ratio (Tier 1 capital to average adjusted total assets) was 9.94% on September 30, 2005 compared to 11.29% on September 30, 2004. The company issue trust preferred subordinated debt that qualifies as regulatory capital, in the fourth quarter of 2003. This trust preferred debt has a 30 year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.00% and was priced at 6.49% in the third quarter of 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in an accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in an accounting principle be applied retrospectively with all prior period financial statements presented based on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

On December 16, 2004, FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for

Page: 12

share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the statement of income. The effective date of SFAS No. 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of SFAS No. 123R are not anticipated to have a material impact on the Company’s results of operations.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 is not anticipated to have a material impact on the Company’s results of operations.

In November 2004, the Emerging Issues Task Force (EITF) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The EITF requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (GAAP) when developing its views. The EITF also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the EITF reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under SFAS No. 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, FASB directed its staff to issue two proposed FASB Staff Positions (FSP): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reach a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. FASB directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments”) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Commitments to extend credit were $46.2 million at September 30, 2005 compared to $41.9 million at December 31, 2004. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent expected future cash flows. Standby letters of credit were $3.7 million at September 30, 2005 and $3.9 million at December 30, 2004.

Additionally, in the second quarter of 2005 the Bank borrowed $5 million from the Federal Home Loan Bank of Atlanta at 3.77%. This borrowing is for 10 years with a call feature at the end of four years. If called the Bank may pay off or refinance, otherwise it remains at the 3.77% rate for the remaining six years of the borrowing.

Page: 13

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

The Company uses its simulation model to estimate earnings in rate environments where rates ramp up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12 month time horizon by applying 12-month shock versus the implied forward rates of 200 basis points up and down. The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled as of June 30, 2005: There was not a significant change at September 30, 2005.

	Change in Net Interest Income
Change in Yield Curve	(Percent)	($ in thousands)
+200 basis points	0.51%	$54
Most likely rate scenario	0.00%	—
-200 basis points	-2.36%	-248

Page: 14

Economic Value Simulation

Economic value simulation is used to determine the estimated fair value of assets and liabilities over different interest rate scenarios. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate scenarios is an indication of the longer term earnings sensitivity capability of the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The economic value simulation uses simultaneous rate shocks to the balance sheet, whereas the earnings simulation uses rate shock over 12 months. The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation as of June 30, 2005: There was not a significant change at September 30, 2005.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

    None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    None

Item 3. Defaults Upon Senior Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders

    None

Item 5. Other Information

    None

Page: 15

Item 6. Exhibits and Reports on Form 8-K

The information furnished herein, including Exhibit 99.1, shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

(a)	Exhibit Listing

Exhibit Number	Description
2	Agreement and Plan of Reorganization (the “Reorganization Agreement”) dated as of March 20, 2000 between the Corporation and Bank. (Exhibit A of the Proxy Statement included in Form S-4 Registration Statement (No. 333-33260) filed March 24, 2000, incorporated by reference).

3(a)	Articles of Incorporation of the Corporation (Appendix 1 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement (No. 333-33260) filed March 24, 2000, incorporated by reference).

3(b)	Bylaws (Appendix 2 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement (No. 333-33260) filed March 24, 2000, incorporated by reference).

10(a)	The Corporation’s Stock Incentive Plan (Appendix 3 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement (No. 333-33260) filed March 24, 2000, incorporated by reference).

10(b)	First Amendment to the Corporation’s Stock Incentive Plan (Exhibit 99(b) to Form S-8 Registration Statement (No. 333-49538) filed November 8, 2000, incorporated by reference).

10(c)	The Corporation’s Stock Option Plan for Outside Directors (Appendix 4 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement (No. 333-33260) filed March 24, 2000,incorporated by reference).

10(d)	First Amendment to the Corporation’s Stock Option Plan for Outside Directors (Exhibit 99(d) to Form S-8 Registration Statement (No. 333-49538) filed November 8, 2000, incorporated by reference).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32	Certification of Chief Executive Officer and Chief Financial Officer.

99.1	BOE Financial Services Dividend Reinvestment Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-3D filed November 8, 2000)

(b)	Form 8-K Dated November 1, 2005

Page: 16

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOE Financial Services of Virginia, Inc.
(Registrant)

(Date) 11/14/05	By:	/s/ George M. Longest, Jr.
(Signature)
George M. Longest, Jr.
President and Chief Executive Officer

(Date) 11/14/05	By:	/s/ Bruce E. Thomas
(Signature)
Bruce E. Thomas
Secretary, Senior Vice President & Chief Financial Officer

Page: 17