Form 10-K
period 2005-12-31
BOE FINANCIAL SERVICES OF VIRGINIA INC
filed 2006-03-31
CIK 1109848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-31711

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1980794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

323 Prince Street, P.O. Box 965, Tappahannock, VA 22560

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (804) 443-4343

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $5.00 Par

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐                 Accelerated Filer    ☐                 Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes  ☐   No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2005 was $36,014,272.

There were 1,199,124 shares of common stock outstanding as of February 15, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 12, 2006 are incorporated by reference in Part III of this report.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

FORM 10-KSB

PART I

ITEM 1. BUSINESS

General

BOE Financial Services of Virginia, Inc. (the “Corporation”) owns all of the stock of its sole direct subsidiary, Bank of Essex (the “Bank”). The Corporation was incorporated under Virginia law in 2000 to become the holding company for the Bank. The headquarters of the Corporation is located in Tappahannock, Virginia. (References herein to the “Corporation” include the “Bank” and its subsidiary unless the context otherwise requires.)

The Bank was established in 1926 and is headquartered in Tappahannock, Virginia. The Bank operates six full-service offices in Virginia, engages in a general commercial banking business and provides a wide range of financial services primarily to individuals and small businesses, including individual and commercial demand and time deposit accounts, commercial and consumer loans, travelers checks, safe deposit box facilities, investment services and fixed rate residential mortgages. Two offices are located in Tappahannock, one in Central Garage, one in West Point, one in Hanover County and the newest, in Henrico County, which is located near Virginia Center Commons, one of the largest shopping centers in Virginia.

Essex Services, Inc. is a wholly owned subsidiary of the Bank and was formed to sell title insurance to the Bank’s mortgage loan customers. Essex Services, Inc. also offers insurance products through an ownership interest in Bankers Insurance, LLC and investment products through an affiliation with VBA Investments, LLC.

The Corporation has applied to and been approved by the Commonwealth of Virginia Bureau of Financial Institutions to construct a new headquarters facility located approximately one mile from its current Main Office in Tappahannock. Once this office is opened the Bank will simultaneously close a branch bank located across the highway from the new headquarters and redesignate the current Main Office as a branch. The current Main Office will also house the Bank’s data processing department and loan processing center. It is anticipated the Bank will begin operating from this new location and close the branch in early June 2006.

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

The Corporation’s expansion efforts have contributed to its growth and improved profitability. Total assets have increased from $94.0 million at the end of 1995 to $261.9 million at December 31, 2005. Net income has grown from $937,000 in 1995 to $3.1 million in 2005. Diluted earnings per share were $2.58 in 2005 versus $2.42 in 2004. The Corporation’s return on assets was 1.24% in 2005 and 1.23% in 2004. Return on equity was 12.18% in 2005 and 12.12% in 2004.

Loan growth since the Corporation expanded into Hanover County, Henrico County and Richmond has come principally from rate sensitive commercial loans which have served to mitigate the Corporation’s interest rate risk. At the same time this growth in commercial loans has increased the Bank’s credit risk.

Employees

At December 31, 2005, the Corporation had 93 full-time equivalent employees. None of its employees is represented by any collective bargaining unit. The Corporation considers relations with its employees to be excellent.

SEC Filings

The Corporation maintains an internet website at www.bankofessex.com. This website contains information relating to the Corporation and its business. Shareholders of the Corporation and the public may access the Corporation’s periodic and current reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, through the “Investors” section of the Corporation’s website. The reports are made available on this website as soon as practicable following the filing of the reports with the SEC. This information is free of charge and may be reviewed, downloaded and printed from the website at any time.

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

Competition

Within the Richmond, Middle Peninsula and upper Northern Neck areas, the Corporation operates in a highly competitive environment, competing for deposits and loans with commercial corporations, savings and loans and other financial institutions, including non-bank competitors, many of which possess substantially greater financial resources than those available to the Corporation. Many of these institutions have significantly higher lending limits than the Corporation. In addition, there can be no assurance that other financial institutions, with substantially greater resources than the Corporation, will not establish operations in the Corporation’s service area. The financial services industry remains highly competitive and is constantly evolving.

In Essex County, the Corporation commands 46.0% of the deposits in the market, according to the most recently available survey of deposits by the FDIC (June 30, 2005). This represents the highest percentage of deposit market share in Essex County. Serving King William County, the branches at Central Garage and West Point have experienced steady growth, reaching 19.8% of the deposits in the King William County market as of the June 30, 2005 FDIC survey of deposits, while competing with previously established branches. The Corporation’s office located on Route 360 in eastern Hanover County was $39.8 million in total deposits on June 30, 2005. In Henrico County the Corporation’s office located near Virginia Center Commons Mall has experienced strong growth while competing against other community corporations and established offices of statewide corporations in the vicinity. This office was $33.7 million in total deposits on June 30, 2005.

Factors such as rates offered on loan and deposit products, types of products offered, the number and location of branch locations, as well as reputation of institutions in the market, affect competition for loans and deposits. The Corporation emphasizes customer service, establishing long-term relationships with its customers, thereby creating customer loyalty, and providing adequate product lines for individuals and small-to-medium size business customers.

The Corporation would not be materially or adversely impacted by the loss of a single customer. The Corporation is not dependent upon a single or a few customers.

Supervision and Regulation

Bank holding companies and banks operate in a highly regulated environment and are regularly examined by federal and state regulators, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Bureau of Financial Institutions of the Virginia State Corporation Commission (the “SCC”). The following description briefly discusses certain provisions of federal and state laws and certain regulations and the potential impact of such provisions on the Corporation and the Bank. These federal and state laws and regulations have been enacted generally for the protection of depositors in national and state banks and not for the protection of stockholders of bank holding companies or banks.

Bank Holding Companies. The Corporation is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and, as a result, is subject to regulation by the Federal Reserve. The Federal Reserve has jurisdiction under the BHCA to approve any bank or nonbank acquisition, merger or consolidation proposed by a bank holding company. The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity, which is so closely related to banking or to managing or controlling banks as to be a proper incident thereto. Under the BHCA, the Corporation is subject to periodic examination by the Federal Reserve and is required to file periodic reports regarding its operations and any additional information the Federal Reserve may require.

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

The Corporation was required to register in Virginia with the SCC under the financial institution holding company laws of Virginia. Accordingly, the Corporation is subject to regulation and supervision by the SCC.

The Corporation is also subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, including but not limited to, filing annual, quarterly, and other current reports with the Securities and Exchange Commission.

The Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 (the “Act”) was enacted in November 1999. The Act draws new lines between the types of activities that are permitted for banking organizations as financial in nature and those that are not permitted because they are commercial in nature. The Act imposes Community Reinvestment Act requirements on financial service organizations that seek to qualify for the expanded powers to engage in broader financial activities and affiliations with financial companies that the Act permits.

The Act created a new form of financial organization called a financial holding company that may own and control banks, insurance companies and securities firms. A financial holding company is authorized to engage in any activity that is financial in nature or incidental to an activity that is financial in nature or is a complementary activity. These activities include insurance, securities transactions and traditional banking related activities. The Act establishes a consultative and cooperative procedure between the Federal Reserve and the Secretary of the Treasury for the designation of new activities that are financial in nature within the scope of the activities permitted by the Act for a financial holding company. A financial holding company must satisfy special criteria to qualify for the expanded financial powers authorized by the Act. Among those criteria are requirements that all of the depository institutions owned by the financial holding company be rated as well-capitalized and well-managed and that all of its insured depository institutions have received a satisfactory ratio for Community Reinvestment Act compliance during their last examination. A bank holding company that does not qualify as a financial holding company under the Act is generally limited in the types of activities in which it may engage to those that the Federal Reserve has recognized as permissible for bank holding companies prior to the date of enactment of the Act. The Act also authorizes a state bank to have a financial subsidiary that engages as a principal in the same activities that are permitted for a financial subsidiary of a national bank if the state bank meets eligibility criteria and special conditions for maintaining the financial subsidiary.

The Act repealed the prohibition in the Glass-Steagall Act on bank affiliations with companies that are engaged primarily in securities underwriting activities. The Act authorizes a financial holding company to engage in a wide range of securities activities, including underwriting, broker/dealer activities and investment company and investment advisory activities.

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

The Corporation has not elected to become a financial holding company under the Act.

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

USA Patriot Act of 2001. In October 2001 the USA Patriot Act was enacted to facilitate information sharing among entities within the government and financial institutions to combat terrorist activities and to expose money laundering. The USA Patriot Act is considered a significant piece of banking law with regard to disclosure of information related to certain customer transactions. Financial institutions are permitted to share information with one another, after notifying the United States Department of the Treasury, in order to better identify and report to the federal government activities that may involve terrorist activities or money laundering. Under the USA Patriot Act financial institutions are obligated to establish anti-money laundering programs, including the development of a customer identification program and to review all customers against any list of the government that contains the manes of known or suspected terrorists. The USA Patriot Act does not have a material or adverse impact on the Bank’s products or service but compliance with this act creates a cost of compliance and a reporting obligation.

Capital Requirements. The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, the Corporation and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of “Tier 1 Capital,” which is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles. The remainder may consist of “Tier 2 Capital,” which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. In sum, the capital measures used by the federal banking regulators are:

•	Total Capital ratio, which is the total of Tier 1 Capital and Tier 2 Capital;

•	Tier 1 Capital ratio; and

•	Leverage ratio.

Under these regulations, a bank will be:

•	“Well Capitalized” if it has a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure;

•	“Adequately Capitalized” if it has a Total Capital ratio of 8% or greater, a Tier 1 Capital ratio of 4% or greater, and a leverage ratio of 4% or greater – or 3% in certain circumstances – and is not well capitalized;

•	“Undercapitalized” if it has a Total Capital ratio of less than 8% or greater, a Tier 1 Capital ratio of less than 4%—or 3% in certain circumstances;

•	“Significantly Undercapitalized” if it has a Total Capital ratio of less than 6%, a Tier 1 Capital ratio of less than 3%, or a leverage ratio of less than 3%; or

•	“Critically Undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

The risk-based capital standards of the Federal Reserve Board explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy.

The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The Bank presently maintains sufficient capital to remain in compliance with these capital requirements.

Payment of Dividends. The Corporation is a legal entity separate and distinct from the bank. The majority of the Corporation’s revenues are from dividends paid to the Corporation by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Corporation and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Corporation does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2005, the Bank paid $870,000 in dividends to the Corporation.

The FDIC has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

Community Reinvestment Act. Under the Community Reinvestment Act (CRA) and related regulations, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice. CRA requires the adoption of a statement for each of its market areas describing the depository institution’s efforts to assist in its community’s credit needs. Depository institutions are periodically examined for compliance with CRA and are periodically assigned ratings in this regard. Banking regulators consider a depository institution’s CRA rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution. An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiaries. The Corporation believes it is currently in compliance with CRA.

Fair Lending; Consumer Laws. In addition to CRA, other federal and state laws regulate various lending and consumer aspects of the banking business. Governmental agencies, including the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice, have become concerned that prospective borrowers experience discrimination in their efforts to obtain loans from depository and other lending institutions. These agencies have brought litigation against depository institutions alleging discrimination against borrowers. Many of these suits have been settled, in some cases for material sums, short of a full trial.

Recently, these governmental agencies have clarified what they consider to be lending discrimination and have specified various factors that they will use to determine the existence of lending discrimination under the Equal Credit Opportunity Act and the Fair Housing Act, including evidence that a lender discriminated on a prohibited basis, evidence that a lender treated applicants differently based on prohibited factors in the absence of evidence that the treatment was the result of prejudice or a conscious intention to discriminate, and evidence that a lender applied an otherwise neutral non-discriminatory policy uniformly to all applicants, but the practice had a discriminatory effect, unless the practice could be justified as a business necessity.

Banks and other depository institutions also are subject to numerous consumer-oriented laws and regulations. These laws, which include the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, and the Fair Housing Act, require compliance by depository institutions with various disclosure requirements and requirements regulating the availability of funds after deposit or the making of some loans to customers.

Future Regulatory Uncertainty. Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, the Corporation cannot forecast how federal regulation of financial institutions may change in the future and impact its operations. Although Congress in recent years has sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, the Corporation fully expects that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.

Credit Policies

The Corporation follows written policies and procedures to enhance management of credit risk. The loan portfolio is managed under a specifically defined credit process. This process includes formulation of portfolio management strategy, guidelines for underwriting standards and risk assessment, procedures for ongoing identification and management of credit deterioration, and regular portfolio reviews to estimate loss exposure and ascertain compliance with the Corporation’s policies. Lending authority is granted to individual lending officers with the current highest limit being $350,000 for either secured or unsecured loans. A Loan Committee compromised of five loan officers can approve credits of up to $500,000. Approval of such credits requires a majority vote of the Loan Committee. The Executive Committee of the Board of Directors, meeting monthly, can approve loans up to the Bank’s legal lending limit. The Board of Director meets monthly as well and it too may approve loans up to the Bank’s legal lending limit.

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

ITEM 1A.	RISK FACTORS

Our operations are subject to many risks that could adversely impact future financial condition and performance and thus, the market value of our common stock. The risk factors applicable to us are the following:

Fluctuations in interest rates may affect profitability.

Our profitability and cash flows depend substantially upon net interest margin. Net interest margin is the difference between interest earned on loans and investments, and rates paid on deposits and other borrowings. The rates described above are highly sensitive to many factors not in our control, such as general economic conditions and policies of regulatory and governmental agencies. Changes in interest rates will affect net interest margin and thus profitability and cash flows. We attempt to manage our interest rate risk but cannot eliminate this risk.

Our profitability depends upon and may be affected by local economic conditions.

The general economic conditions in the markets in which we operate are a key component to our success. This comes from both the rural Middle Peninsula and urban Richmond markets in which we operate. Changes in the general economic conditions in these markets, caused by inflation, recession, acts of terrorism, unemployment or other factors beyond our control, may influence the rate of growth experienced for both loans and deposits and negatively affect financial condition, performance and profitability.

Our future success is dependent upon our ability to compete effectively in the highly competitive banking industry.

We compete for deposits, loans and other financial services in markets with numerous other banks, thrifts and financial institutions. There are many financial institutions in these markets that have been in business for many years and are significantly larger, have customer bases well established and have higher lending limits and greater financial resources.

Concentrations in loans secured by real estate may increase credit losses, which would have a negative affect on our financial results.

Many of the our loans are secured by real estate (both commercial and residential) in our market area. A variety of loans secured by real estate are offered, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. At December 31, 2005, approximately 84.1% of our loans were secured by real estate. A major change in the real estate market, such as deterioration in value of the property, or in the local or national economy, could adversely affect our customer’s ability to pay these loans, which in turn could adversely impact us.

If our allowance for loan losses becomes inadequate, our results of operations may be adversely affected.

An essential element of our business is to make loans. We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses within the loan portfolio. Experience in the banking industry indicates that some portion of our loans may only be partially repaid or may never be repaid at all. Loan losses occur for many reasons beyond our control. Although we believe that we maintain our allowance for loan losses at a level adequate to absorb losses in our loan portfolio, estimates of loan losses are subjective and their accuracy may depend on the outcome of future events. We may be required to make significant and unanticipated increases in the allowance for loan and lease losses during future periods, which could materially affect our financial position, results of operations and liquidity. Bank regulatory authorities, as an integral part of their respective supervisory functions, periodically review our allowance for loan losses. These regulatory authorities may require adjustments to the allowance for loan losses or may require recognition of additional loan losses or charge-offs based upon their own judgment. Any change in the allowance for loan losses or charge-offs required by bank regulatory authorities could have an adverse effect on our financial condition, results of operations and liquidity.

Our profitability and the value of shareholder’s investments may suffer because of rapid and unpredictable changes in the highly regulated environment in which we operate.

We are subject to extensive supervision by several governmental regulatory agencies at the federal and state levels in the financial services area. Recently enacted, proposed and future legislation and regulations have had, and will continue to have, or may have a significant impact on the financial services industry. These regulations, which are generally intended to protect depositors and not shareholders, and the interpretation and application of them by federal and state regulators, are beyond our control, may change rapidly and unpredictably and can be expected to influence earnings and growth. Our success depends on our continued ability to maintain compliance with these regulations. Some of these regulations may increase costs and thus place other financial institutions that are not subject to similar regulation in stronger, more favorable competitive positions.

We depend on key personnel for success.

Our operating results and ability to adequately manage our growth and minimize loan and lease losses are highly dependent on the services, managerial abilities and performance of our current executive officers and other key personnel. We have an experienced management team that the Board of Directors believes is capable of managing and growing our operations. However, losses of or changes in our current executive officers or other key personnel and their responsibilities may disrupt our business and could adversely affect financial condition, results of operations and liquidity. There can be no assurance that we will be successful in retaining our current executive officers or other key personnel.

If additional capital were needed in the future to continue growth, we may not be able to obtain it on terms that are favorable. This could negatively affect performance and the value of our common stock.

Our business strategy calls for continued growth. It is anticipated that we will be able to support this growth through the generation of additional deposits at branch locations as well as investment opportunities. However, we may need to raise additional capital in the future to support continued growth and to maintain capital levels. The ability to raise capital through the sale of additional securities will depend primarily upon our financial condition and the condition of financial markets at that time. We may not be able to obtain additional capital in the amounts or on terms satisfactory to us. Our growth may be constrained if we are unable to raise additional capital as needed.

Changes in accounting standards could impact reported earnings.

The accounting standard setters, including the FASB, SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. These changes can materially impact how we record and report our financial condition and results of operations. In some instances, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

The principal office of the Corporation and the Bank is located at 323 Prince Street, Tappahannock, Virginia 22560. The Bank has operated a branch in the Tappahannock Towne Center in Tappahannock since 1981. In November 1988, the Bank opened the King William office at Central Garage near Manquin in King William County. The fourth facility, the East Hanover office, opened in August 1992, on Route 360 east of Mechanicsville in Hanover County. In February of 1996, the Bank opened its fifth office in West Point, Virginia in King William County. In June 1999, the Bank opened its sixth office in Henrico County near Virginia Center Commons. This office houses other lines of business such as the commercial loan department and fixed rate mortgages. In June of 1990, the Bank purchased land in Tappahannock, Virginia. An additional adjoining parcel was purchased in 2004 and the SCC has approved the building of a new facility that will house executive offices of the Corporation as well as a branch office. When this new facility opens the Tappahannock Towne Center Office will be closed and ultimately it may be sold. The new facility is scheduled to open in early June 2006. In October of 2002 the Bank purchased a small parcel of land adjoining the King William Office. The Corporation or the Bank owns all of its properties.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders for their vote during the quarter ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

The Corporation’s Common Stock was approved for trading on the NASDAQ Small Cap Market on December 18, 1997 under the symbol “BSXT.”

The following table indicates the high and low bid prices for the Common Stock as reported on the NASDAQ Small Cap Market for the quarterly periods indicated:

2005	High	Low
Fourth Quarter	$36.00	$30.01
Third Quarter	32.00	30.01
Second Quarter	36.00	29.52
First Quarter	35.80	29.30

2004	High	Low
Fourth Quarter	$30.25	$25.70
Third Quarter	27.17	25.50
Second Quarter	29.50	23.12
First Quarter	28.60	26.50

Holders.

At December 31, 2005, there were 1,198,059 shares of Common Stock of the Corporation outstanding held by approximately 1,100 holders of record.

Dividends.

The Corporation began paying cash dividends in 1944 and semi-annual cash dividends in 1989. The Board of Directors intends to continue its present policy of paying semi-annual cash dividends on the Common Stock when justified by the financial condition of the Corporation. The timing and amount of future dividends, if any, will depend on general business conditions encountered by the Corporation, its earnings, its financial condition and cash and capital requirements, governmental regulations and other such factors as the Board of Directors may deem relevant. The following table sets forth the semi-annual and total cash dividends paid per share for the period for 2005 and 2004.

Year	1st Semi-Annual Dividend Paid Per share (1)	2nd Semi-Annual Dividend Paid per share (1)	Total Annual Dividends Paid per share
2005	$0.35	$0.38	$0.73
2004	$0.30	$0.33	$0.63

(1)	The Corporation generally pays its semi-annual dividends in June and December.

Recent Sales of Unregistered Shares.

None.

Use of Proceeds.

Not Applicable.

Issuer Repurchases of Common Stock.

No shares were repurchased by or on behalf of the Corporation during the fourth quarter of 2005.

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial Data

(Dollars in thousands, except per share data)

	As of and for the Years ended December 31,
	2005	2004	2003	2002	2001
STATEMENT OF INCOME INFORMATION
Interest income	$14,343	$12,875	$13,071	$13,741	$14,749
Interest expense	4,469	3,606	4,073	5,695	7,482
Net interest income	9,874	9,269	8,998	8,046	7,267
Provision for loan losses	240	305	700	1,208	390
Noninterest income	1,601	1,627	1,384	1,078	1,120
Noninterest expense	7,262	6,882	6,627	5,766	5,393
Income taxes	872	823	648	368	597

Net income	$3,101	$2,885	$2,407	$1,782	$2,007

PERFORMANCE RATIOS
Return on average assets	1.24%	1.23%	1.04%	0.80%	1.00%
Return on average equity	12.18%	12.12%	10.80%	8.87%	10.97%
Net interest margin	4.55%	4.54%	4.45%	4.13%	4.12%
Efficiency ratio (1)	59.36%	60.02%	62.58%	59.91%	61.04%

PER SHARE DATA
Net income, basic	$2.60	$2.43	$2.04	$1.52	$1.71
Net income, diluted	2.58	2.42	2.03	1.51	1.71
Cash dividend	0.73	0.63	0.56	0.53	0.50
Book value at period end	21.90	20.76	19.37	18.12	16.22
Tangible book value at period end	21.36	20.10	18.61	17.25	15.24
Market price per share at period end	35.40	29.50	27.25	19.26	17.35
Cash dividend payout ratio	28.13%	25.90%	27.45%	34.96%	29.18%

BALANCE SHEET DATA
Total assets	$261,931	$237,126	$231,840	$228,111	$217,172
Loans, net	180,207	157,471	158,381	161,722	151,877
Securities	56,581	58,788	53,147	46,568	39,613
Deposits	223,132	206,973	203,282	201,261	188,497
Stockholders’ equity	26,235	24,681	22,922	21,346	19,047

ASSET QUALITY RATIOS
Allowance for loan losses to period end loans	1.23%	1.31%	1.33%	1.29%	1.35%
Nonperforming assets to total assets	0.10%	0.14%	0.75%	1.06%	0.35%

(1)	Efficiency ratio is calculated by dividing noninterest expense into the sum of net interest income plus noninterest income.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist the readers in understanding and evaluating the financial condition and results of operations of BOE Financial Services of Virginia, Inc. (“the Corporation”) or (“BOE”). This review should be read in conjunction with the Corporation’s consolidated financial statements and accompanying notes included elsewhere in this Annual Report. This analysis provides an overview of the significant changes that occurred during the periods presented.

CRITICAL ACCOUNTING POLICIES

General

The Corporation’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates.

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

OVERVIEW

The Corporation’s strategic plan is directed toward the enhancement of its franchise value and operating profitability by increasing its asset size and expanding its customer base. The Corporation operates six full service offices between its headquarters in Tappahannock, Virginia along the U. S. 360 corridor to the Richmond, Virginia metropolitan market. Management believes that its most significant profitable growth opportunities will continue to be in the greater Richmond metropolitan area. (See Part I, Item 1. Business, General for further explanation on the Corporation’s strategic plan.)

Year 2005 Compared to Year 2004

On December 31, 2005 the Corporation had total assets of $261.9 million, total loans of $182.5 million, total deposits of $223.1 million and total stockholders’ equity of $26.2 million. BOE had net income of $3.1 million in 2005, a $215,000, or 7.5% increase from $2.9 million in net income in 2004. This resulted in a return on average equity of 12.18% in 2005 compared to 12.12% in 2004. Return on average assets in 2005 was 1.24%, compared to 1.23% in 2004. BOE’s total loans increased 14.3%, or $22.9 million, in 2005 over 2004.

Total loans were $182.5 million at December 31, 2005 compared to $159.6 million at December 31, 2004. Loan increases came from loans secured by real estate, including loans secured by 1 – 4 family properties, commercial real estate and construction lending. This is due to continued growth in and around the corridor surrounding Richmond, Virginia, including the area in and around Essex County. At December 31, 2005, the ratio of non-performing assets to total assets was 0.10% compared to 0.14% at December 31, 2004. Net charge offs to average loans were 0.07% in 2005 compared to 0.21% in 2004. Loans past due 90 days or more and still accruing interest at December 31, 2005 were $260,000 and $100,000 at December 31, 2004. The Corporation’s allowance for loan losses to period end loans at December 31, 2005 was 1.23% compared to 1.31% at December 31, 2004.

Year 2004 Compared to Year 2003

On December 31, 2004 the Corporation had total assets of $237.1 million, total loans of $159.6 million, total deposits of $207.0 million and total stockholders’ equity of $24.7 million. BOE had net income of $2.9 million in 2004, a $478,000, or 19.9% increase from $2.4 million in net income in 2003. This resulted in a return on average equity of 12.12% in 2004 compared to 10.80% in 2003. Return on average assets in 2004 was 1.23%, compared to 1.04% in 2003. BOE’s total loans declined 0.6%, or $950,000 in 2004 over 2003. Total loans were $159.6 million at December 31, 2004 compared to $160.5 million at December 31, 2003. At December 31, 2004, the ratio of non-performing assets to total assets was 0.14% compared to 0.75% at December 31, 2003. Net charge offs to average loans were 0.21% in 2004 compared to 0.42% in 2003. Loans past due 90 days or more and still accruing interest at December 31, 2004 were $100,000 and $285,000 at December 31, 2003. The Corporation’s allowance for loan losses to period end loans at December 31, 2004 was 1.31% compared to 1.33% at December 31, 2003.

RESULTS OF OPERATIONS

NET INCOME

Year 2005 Compared to Year 2004

BOE had net income of $3.1 million in 2005 compared to $2.9 million in 2004. This represented an increase of 7.5%, or $215,000. Diluted earnings per share in 2005 were $2.58, compared to diluted earnings per share in 2004 of $2.42. These earnings per share are based on average shares outstanding of 1,203,725 in 2005 and 1,194,511 in 2004.

BOE’s profitability increased in 2005 in comparison to 2004 due to an increase of $605,000, or 6.5%, in net interest income. Net interest income increased from $9.3 million in 2004 to $9.9 million in 2005. Additionally, provision for loan losses decreased by $65,000, or 21.2%, in 2005 compared to 2004. Provision for loan losses was $240,000 in 2005 compared to $305,000 in 2004. Provision for loan losses decreased in 2005 compared to 2004 due to a reduction in net charged-off loans. Net charged-off loans were $80,000 in 2005 compared to $346,000 in 2004. This combination resulted in a net interest income after provision for loan losses increase of $670,000, or 7.5%.

Offsetting these increases in net income was a $380,000, or 5.5% increase for 2005 compared to 2004 in noninterest expenses. Noninterest expenses were $7.3 million in 2005 and $6.9 million in 2004. Also offsetting net income increases was an increase of $49,000, or 5.9%, in income tax expenses. Income tax expense totaled $872,000 in 2005 and $823,000 in 2004. Noninterest income decreased $26,000, or 1.6%, and was $1.6 million in 2005 compared to $1.6 million in 2004.

Year 2004 Compared to Year 2003

BOE had net income of $2.9 million in 2004 compared to $2.4 million in 2003. This represented an increase of 19.9%, or $478,000. Diluted earnings per share in 2004 were $2.42, compared to diluted earnings per share in 2003 of $2.03. These earnings per share are based on average shares outstanding of 1,194,511 in 2004 and 1,187,639 in 2003.

BOE’s profitability increased in 2004 in comparison to 2003 due to an increase of $270,000, or 3.0%, in net interest income. Net interest income increased from $9.0 million in 2003 to $9.3 million in 2004. Additionally, provision for loan losses decreased by $395,000, or 56.4%, in 2004 compared to 2003. Provision for loan losses was $305,000 in 2004 compared to $700,000 in 2003. This combination resulted in a net interest income after provision for loan losses increase of $665,000, or 8.0%. Noninterest income was $1.6 million in 2004 compared to $1.4 million in 2003. The increase in noninterest income was $244,000 and represented an increase in 2004 over 2003 of 17.6%.

Offsetting these increases in net income was a $255,000, or 3.9% increase for 2004 compared to 2003 in noninterest expenses. Noninterest expenses were $6.9 million in 2004 and $6.6 million in 2003. Also offsetting net income increases was an increase of $176,000, or 27.1%, in income tax expenses. Income tax expense totaled $823,000 in 2004 and $648,000 in 2003.

NET INTEREST INCOME

Year 2005 Compared to Year 2004

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

Net interest income, on a fully tax equivalent basis, was $10.6 million in 2005, 6.7% higher than the $9.9 million reported for 2004. The Corporation’s level of earning assets increased $14.4 million, or 6.6%, on average, in 2005 to $232.4 million compared to $218.0 million in 2004. Loans receivable were $172.4 million, on average, in 2005 compared to $162.5 million in 2004, an increase of $9.9 million, or 6.1%. The yield on loans receivable increased from 6.56% in 2004 to 6.93% in 2005. On a fully tax equivalent basis the yield on loans receivable increased $1.3 million in 2005, to $11.9 million in 2004 from $10.7 million in 2004. This represents an increase of 12.0%. Investment securities and federal funds sold increased, on average, 8.1% in 2005 to $60.1 million, up from $55.5 million, on average, in 2004. The taxable equivalent yield on investment securities, including equity securities and federal funds sold, was 5.15% in 2005 compared to 5.12% in 2004. On a fully taxable equivalent basis, income on investment securities and federal funds sold income increased 8.7%, or $248,000, from $2.8 million in 2004 to $3.1 million in 2005. This earning asset rate and volume activity resulted in a yield on earning assets of 6.47% in 2005 based on $15.0 million in fully taxable equivalent income compared to 6.19% in 2004 based on $13.5 million in fully taxable equivalent income. This is a $1.5 million increase from 2004 to 2005, or 11.3%. The Corporation’s interest-bearing liabilities increased $9.0 million, on average, from $185.4 million in 2004 to $194.4 million in 2005. The cost of interest-bearing liabilities increased from 1.95% in 2004 to 2.30% in 2005, an increase of 18.0%.

The increase in yield on earning assets of 28 basis points coupled with the increased cost of interest-bearing liabilities of 35 basis points resulted in a net interest margin for the Corporation of 4.55% in 2005 compared to a net interest margin of 4.54% in 2004. Net interest margin is calculated by dividing the Corporation’s net interest income on a tax equivalent basis by the average earning assets. Volume increases in loans and in securities, coupled with lower rate and volume increases in interest-bearing liabilities resulted in a decrease in the interest spread. The Corporation’s net interest spread decreased 8 basis points from 4.25% in 2004 to 4.17% in 2005. Spread is calculated by subtracting the cost of interest-bearing liabilities from the yield on earning assets.

Year 2004 Compared to Year 2003

Net interest income, on a fully tax equivalent basis, was $9.9 million in 2004, 4.2% higher than the $9.5 million reported for 2003. The Corporation’s level of earning assets increased $4.3 million, or 2.0%, on average, in 2004 to $218.0 million compared to $213.7 million in 2003. Loans receivable were $162.5 million, on average, in 2004 compared to $164.0 million in 2003, a decrease of $1.5 million, or 0.9%. The yield on loans receivable decreased from 6.65% in 2003 to 6.56% in 2004. On a fully taxable equivalent basis the yield on loans receivable decreased $235,000 in 2004, from $10.9 million in 2003 to $10.7 million in 2004. This represents a decrease of 2.2%. Investment securities and federal funds sold increased, on average, 11.6% in 2004 to $55.5 million, up from $49.8 million, on average, in 2003. The tax equivalent yield on investment securities, including equity securities and federal funds sold, was 5.12% in 2004 compared to 5.39% in 2003. On a fully taxable equivalent basis, income on investment securities and federal funds sold income increased 6.1%, or $163,000, from $2.7 million in 2003 to $2.8 million in 2004. This earning asset rate and volume activity resulted in a yield on earning assets of 6.19% in 2004 based on $13.5 million in fully taxable equivalent income compared to 6.35% in 2003 based on $13.6 million in fully taxable equivalent income. This is a $72,000 decrease from 2003 to 2004, or 0.5%. The Corporation’s interest-bearing liabilities decreased $135,000, on average, from $185.5 million in 2003 to $185.4 million in 2004. The cost of interest-bearing liabilities decreased from 2.20% in 2003 to 1.95% in 2004, a decrease of 11.4%.

The decrease in yield on earning assets of 16 basis points coupled with the decreased cost of interest-bearing liabilities of 25 basis points resulted in a net interest margin for the Corporation of 4.54% in 2004 compared to a net interest margin of 4.45% in 2003. Net interest margin is calculated by dividing the Corporation’s net interest income on a tax equivalent basis by the average earning assets. Volume increases in loans and in securities, coupled with lower rate and volume decreases in higher cost interest-bearing liabilities resulted in an increase in the interest spread. The Corporation’s net interest spread increased 9 basis points from 4.16% in 2003 to 4.25% in 2004. BOE’s net interest margin is affected by changes in the amount and mix of earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

The following table sets forth for each category of earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or incurred on such amounts and the average rate earned or incurred for the years ended December 31, 2005, 2004 and 2003. The table also sets forth the average rate earned on total earning assets, the average rate paid on total interest-bearing liabilities, and the net interest margin on average total earning assets for the same periods.

AVERAGE BALANCES, INTEREST INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES

				Years Ended December 31, (Dollars in thousands)

	2005			2004			2003
	AVERAGE BALANCE	INTEREST INCOME EXPENSE	AVERAGE YIELD RATE	AVERAGE BALANCE	INTEREST INCOME EXPENSE	AVERAGE YIELD RATE	AVERAGE BALANCE	INTEREST INCOME EXPENSE	AVERAGE YIELD RATE
Earning Assets:
Loans receivable	$172,367	11,944	6.93%	$162,507	$10,664	6.56%	$163,976	$10,899	6.65%
Securities, taxable	22,714	965	4.25%	20,232	890	4.40%	17,925	858	4.79%
Securities, non-taxable (1)	34,849	2,039	5.85%	31,448	1,861	5.92%	28,333	1,752	6.18%
Equity securities	1,039	49	4.72%	935	40	4.28%	1,001	44	4.40%
Federal funds sold	1,448	39	2.69%	2,927	53	1.81%	2,507	27	1.08%

Total earning assets	$232,417	$15,036	6.47%	$218,049	$13,508	6.19%	$213,742	$13,580	6.35%

Non-Earning Assets:
Cash and due from banks	6,327			8,964			8,409
Allowance for loan losses	(2,205)			(2,060)			(2,193)
Other assets	13,441			10,689			10,557

Total non-earning assets	17,563			17,593			16,773

Total assets	$249,980			$235,642			$230,515

Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand (NOW) deposits	28,872	99	0.34%	$27,387	$95	0.35%	$24,263	$103	0.42%
Money market deposits	15,306	154	1.01%	17,085	143	0.84%	17,244	173	1.00%
Savings deposits	23,857	190	0.80%	22,767	174	0.76%	20,072	180	0.90%
Time deposits	116,592	3,542	3.04%	112,749	2,987	2.65%	120,118	3,511	2.92%
Federal funds purchased	2,503	101	4.03%	1,405	20	1.42%	270	5	1.85%
FHLB advances & other borrowings	7,234	382	5.29%	4,000	187	4.68%	3,561	101	2.84%

Total interest-bearing liabilities	$194,364	$4,469	2.30%	$185,393	$3,606	1.95%	$185,528	$4,073	2.20%

Non-Interest Bearing Liabilities:
Demand deposits	28,730			25,139			20,894
Other liabilities	1,417			1,290			1,805

Total non-interest bearing liabilities	30,147			26,429			22,699

Total liabilities	224,511			211,822			208,227

Stockholders’ equity	25,469			23,820			22,288

Total liabilities and stockholders’ equity	$249,980			$235,642			$230,515

Interest spread			4.17%			4.25%			4.16%
Net interest margin		$10,567	4.55%		$9,902	4.54%		$9,507	4.45%

(1)	Income and yields are reported on a tax-equivalent basis assuming a federal tax rate of 34%.

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

The following table summarizes changes in net interest income attributable to changes in the volume of interest-bearing assets and liabilities compared to changes in interest rates.

RATE AND VOLUME ANALYSIS

(Dollars in thousands)

	Year Ended December 31,2005 Compared to December 31, 2004 Increase (Decrease) Due to			Year Ended December 31,2004 Compared to December 31, 2003 Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest Earned On:
Loans receivable	$614	$666	$1,280	$(138)	$(97)	$(235)
Securities, taxable	$(29)	$104	$75	(54)	86	$32
Securities, non-taxable	$(20)	$199	$179	(70)	179	$109
Equity securities	$4	$5	$9	(1)	(3)	$(4)
Federal funds sold	$382	$(396)	$(14)	21	5	$26

Total interest income	$952	$577	$1,529	$(242)	$170	$(72)

Interest Paid On:
Interest bearing demand (NOW) deposits	$(1)	$5	$4	$(27)	$19	$(8)
Money market deposits	$23	$(12)	$11	$(28)	(2)	$(30)
Savings deposits	$8	$9	$16	(66)	60	$(6)
Time deposits	$450	$105	$555	(317)	(207)	$(524)
Federal funds purchased	$57	$24	$81	(1)	16	$15
Federal Home Loan Bank advances and other borrowings	$27	$168	$195	72	14	$86

Total interest expense	$564	$299	$863	$(367)	$(100)	$(467)

Net interest income	$388	$278	$666	$125	$270	$395

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

INTEREST SENSITIVITY ANALYSIS

December 31, 2005 (Dollars in thousands)

	Maturing or Repricing In:
	< 3 Months	3-12 Months	Over 1 Year	Total
Interest-sensitive assets:
Cash	$7,365	$—	$—	$7,365
Loans	72,503	30,638	79,316	182,457
Securities	1,422	10,811	44,348	56,581

Total interest-sensitive assets	$81,290	$41,449	$123,664	$246,403

Interest-sensitive liabilities:
Non-interest bearing deposits	$—	$—	$30,791	$30,791
Certificates of deposit	23,060	66,779	37,706	127,545
Interest-bearing checking, money market deposits, NOW and savings accounts	18,929	—	45,867	64,796
Federal funds purchased	1,810	—	—	1,810
FHLB advances			5,000	5,000
Trust Preferred Securities	—	—	4,124	4,124

Total interest sensitive liabilities	$43,799	$66,779	$123,488	$234,066

Period gap	37,491	(25,330)	176	12,337
Cumulative gap	37,491	12,161	12,337
Ratio of cumulative interest sensitive assets to interest sensitive liabilities	185.6%	111.0%	105.3%
Ratio of cumulative gap to interest sensitive assets	15.2%	4.9%	5.0%

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

The provision for loan losses was $240,000 in 2005, a decrease of $65,000, or 21.1%, compared to the $305,000 in provision for 2004. The provision for loan losses reflects a decrease of $266,000 in net charged-off loans in 2005. Net charged-off loans were $80,000 in 2005 after charging off $158,000 and recovering a total of $79,000. This compares to $346,000 in net charge-offs in 2004 after charging off $431,000 in loans and recognizing $85,000 in recoveries.

Management believes the allowance for loan losses is adequate to absorb losses inherent in the loan portfolio. In view of the Corporation’s plans to continue its loan growth, management will continue to closely monitor the performance of its portfolio and make additional provisions as necessary.

NON-INTEREST INCOME

Non-interest income in 2005 was $1.6 million, a decrease of $26,000, or 1.6%, from non-interest income of $1.6 million in 2004. Service charges on deposit accounts decreased $8,000, or 0.8%, to $986,000 in 2005 from $994,000 in 2004. Other income increased 8.8%, or $45,000, in 2005. Other income was $556,000 in 2005 and $511,000 in 2004. Securities gains were $3,000 in 2005, a $63,000 decrease from securities gains of $66,000 in 2004. Gains on sales of loans were $56,000 in 2005 and $57,000 in 2004, a $1,000 decrease. Net gains/(losses) on sales of other properties decreased $72,000, or 147.2%, from a $49,000 gain in 2004 to a $23,000 loss in 2005.

Non-interest income in 2004 was $1.6 million, an increase of $244,000, or 17.6%, from non-interest income of $1.4 million in 2003. Service charges on deposit accounts were the largest component of this increase, $129,000, or 15.0%, from $865,000 in 2003 to $994,000 in 2004. The increase in 2004 over 2003 was primarily from the implementation in July 2003 of an automated program for overdraft fees, which significantly reduced the percentage of fees waived by the bank. Also, in December 2004 the Company closed on the sale of an 1.837 acre parcel adjoining it’s Bank of Essex Virginia Center Office on Brook Road in Henrico County. This resulted in a gain on the sale of $63,000. Other income increased 20.1%, or $86,000, in 2004. Other income was $511,000 in 2004 and $425,000 in 2003. Net security gains were $66,000 in 2004 and $31,000 in 2003. This increase is 114.4%, or $35,000.

NON-INTEREST EXPENSE

Non-interest expense was $7.3 million in 2005, a $380,000, or 5.5% increase, over non-interest expense of $6.9 million in 2004. Salaries were $3.1 million in 2005 and were the largest component of this increase, $196,000, or 6.9%, over salaries of $2.9 million in 2004. This increase was due to an increase in full-time equivalent employees from 88 in 2004 to 93 in 2005. Employee benefits were $982,000, up $178,000, or 22.1% higher than employee benefits in 2004 of $804,000. This increase was due to the increase in full-time equivalent employees described above and continued increases in health industry costs provided to employees. Data processing expense of $530,000 in 2005 was 12.4%, or $59,000, higher than data processing expense of $471,000 in 2004. Other operating expenses of $1.4 million were $32,000, or 2.3%, higher than other operating expenses of $1.4 million in 2004. Bank franchise tax increased $7,000, or 3.5%, in 2005 and was $222,000 compared to $214,000 in 2004.

Offsetting these increases in non-interest expenses were the following. Stationary and printing expenses decreased $42,000, or 23.1%, and were $138,000 in 2005 compared to $180,000 in 2004. This was due in part to better supplies management as a result of consolidating several vendors into one. Furniture and equipment related expenses were $415,000 in 2005 compared to $437,000 in 2004, a decrease of $22,000, or 5.1%. Decreases in costs associated with product specific support, service contracts and equipment rent accounted for $20,000 of this change. Postage expense decreased $18,000, or 10.2%, and was $153,000 in 2005 compared to $171,000 in 2004. The reduction in postage expense was attributed to the timing of payments for postage advances. Occupancy expenses decreased $12,000, or 3.5%, and were $330,000 in 2005 compared to $342,000 in 2004. Improvements in occupancy expense were due to lower maintenance and repair costs in 2005.

Non-interest expense was $6.9 million in 2004, a $255,000, or 3.8% increase, over non-interest expense of $6.6 million in 2003. Salaries were $2.9 million in 2004 and were the largest component of this increase, 6.0%, or $161,000 over salaries of $2.7 million in 2003. Data processing expense of $471,000 in 2004 was 28.9%, or $106,000, higher than data processing expense of $366,000 in 2003. This increase occurred due to computer upgrades throughout the Company and start up costs related to internet banking which was launched in September of 2004. Bank franchise tax increased $50,000, or 30.6%, in 2004 and was $214,000 compared to $164,000 in 2003. This increase was due to the addition of trust preferred capital notes into the Bank of Essex capital base in December of 2003. Part of the calculation of the franchise tax, paid to the Treasurer of the Commonwealth of Virginia, includes bank equity capital. Other increases to non-interest expenses in 2004 over

2003 were to stationary and printing, up $19,000 to $180,000, occupancy expenses were up $21,000 to $342,000, employee benefits and costs up $16,000 to $804,000 and postage increased $4,000 to $171,000.

Other operating expenses were $1.4 million and were 7.8%, or $119,000 less than the $1.5 million in 2003. Comprising this decrease in other operating expenses were decreases to deferred directors compensation expense, $45,000, legal fees $42,000, repossession and collection costs $35,000 and FDIC expense $32,000. Offsetting these decreases to other operating expenses was an increase of $71,000 in marketing expense.

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

Net loans consist of total loans minus the allowance for loan losses, unearned discounts and deferred loan fees. The Corporation’s net loans were $180.2 million at December 31, 2005, representing an increase of 14.4%, or $22.7 million more than net loans of $157.5 million at December 31, 2004. The average balance of loans as a percentage of average earning assets was 74.2% in 2005, down slightly from 74.5% in 2004.

In the normal course of business, the Corporation makes various commitments and incurs certain contingent liabilities, which are disclosed but not reflected in the consolidated financial statements contained in this Annual Report, including standby letters of credit and commitments to extend credit. At December 31, 2005, commitments for standby letters of credit totaled $4.6 million and commitments to extend credit totaled $40.3 million. Commitments for standby letters of credit totaled $3.9 million at December 31, 2004 and commitments to extend credit totaled $41.9 million.

LOAN PORTFOLIO

(Dollars in thousands)

	December 31,
	2005	2004	2003	2002	2001
Loans:
Commercial	$22,873	$23,534	$26,099	$33,428	$32,714
Real Estate	121,296	103,387	106,212	121,570	110,336
Real Estate – construction	32,084	25,924	21,505	1,465	3,505
Installment & other	6,203	6,714	6,693	7,375	7,406

Total loans	$182,456	$159,559	$160,509	$163,838	$153,961
Allowance for loan losses	(2,249)	(2,088)	(2,128)	(2,116)	(2,084)

Net loans	$180,207	$157,471	$158,381	$161,722	$151,877

Remaining Maturities of Selected Loan Categories

	Commercial	Real Estate Construction
	( in thousands)
Within one year	$14,520	$30,769

Variable Rate
One to five years	$3,191	$364
After five years	$272	—

Total	$3,463	$364

Fixed Rate
One to five years	$4,036	$919
After five years	$854	$32

Total	$4,890	$951

Total Maturities	$22,873	$32,084

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

Real estate acquired by the Corporation as a result of foreclosure or in-substance foreclosure is classified as other real estate owned (“OREO”). Such real estate is recorded at the lower of cost or fair market value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for loan losses at that time. Further allowances for losses are recorded as charges to other expenses at the time management believes additional deterioration in value has occurred. The Corporation had no OREO at December 31, 2005 or 2004.

The Corporation’s credit policies generally require a loan-to-value ratio of 85% for secured loans. At December 31, 2005, loans past due 90 days or more and still accruing interest totaled $260,000, of which $139,000 was secured by real estate and the remainder was secured and unsecured commercial and installment loans. As of December 31, 2004, loans past due 90 days or more and still accruing totaled $100,000, all of which was secured by real estate. Non-accrual loans at December 31, 2005 were $174,000 and at December 31, 2004 non-accrual loans were $340,000.

NON-PERFORMING ASSETS

(Dollars in thousands)

	December 31,
	2005	2004	2003	2002	2001
Nonaccrual and impaired loans	$174	$340	$1,737	$2,411	$760
Restructured loans	—	—	—	—	—

Total nonperforming loans	$174	$340	$1,737	$2,411	$760
Foreclosed assets	—	—	—	—	—

Total nonperforming assets	$174	$340	$1,737	$2,411	$760

Loans past due 90 or more days accruing interest	$260	$100	$285	$102	$988
Nonperforming loans to total loans, at period end	0.10%	0.21%	1.08%	1.47%	0.49%
Nonperforming assets to period end assets	0.07%	0.14%	0.75%	1.06%	0.35%

The Corporation had six potential problem loans not included in non-performing loans at December 31, 2005. These relationships total $1.7 million, with $521,000 in reserve. These loans were performing at December 31, 2005 but the Corporation has questions about their collectibility.

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

Management actively monitors the Corporation’s asset quality in a continuing effort to charge-off loans against the allowance for loan losses when appropriate and to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of December 31, 2005, the allowance for loan losses amounted to $2.2 million, or 1.23% of total loans. The Corporation’s allowance for loan losses were $2.1 million at December 31, 2004, or 1.31% of total loans.

ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

	Years ended December 31,
	2005	2004	2003	2002	2001
Balance, beginning of period	$2,088	$2,129	$2,116	$2,084	$1,819
Less chargeoffs:
Commercial	35	128	613	943	21
Installment	124	265	203	262	150
Real estate	0	38	13	39	—

Total chargeoffs	159	431	829	1,244	171
Plus recoveries:
Commercial	15	24	98	17	3
Installment	54	55	44	51	43
Real estate	11	6	—	—	—

Total recoveries	80	85	142	68	46

Net chargeoffs	79	346	687	1,176	125

Provision for loan losses	240	305	700	1,208	390

Balance, end of period	$2,249	$2,088	$2,129	$2,116	$2,084

Allowance for loan losses to period end loans	1.23%	1.31%	1.33%	1.29%	1.35%

Allowance for loan losses to non performing assets	1292.53%	614.12%	122.57%	87.76%	274.21%

Net chargeoffs to average loans	0.05%	0.21%	0.42%	0.74%	0.08%

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

	December 31,
	2005	Percent (1)	2004	Percent (1)	2003	Percent (1)	2002	Percent (1)	2001	Percent (1)
Commercial	$524	12.5%	$428	14.7%	$346	16.3%	$432	20.4%	$1,863	21.2%
Installment	141	3.4%	180	4.2%	89	4.2%	95	4.5%	18	4.8%
Real Estate	1,584	84.1%	1,480	81.1%	1,694	79.6%	1,589	75.1%	203	74.0%

	$2,249	100.0%	$2,088	100.0%	$2,129	100.0%	$2,116	100.0%	$2,084	100.0%

(1)	Percent of loans in each category to total loans.

INVESTMENT ACTIVITIES

Securities available-for-sale are used as part of the Corporation’s interest rate risk management strategy and may be sold in response to interest rate, changes in prepayment risk, liquidity needs, the need to increase regulatory capital and other factors. The fair value of the Corporation’s securities available-for-sale totaled $52.4 million at December 31, 2005, compared to $55.0 million at December 31, 2004.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under Statement of Financial Accounting Standard #115 (SFAS 115). The market value of the December 31, 2005 securities available-for-sale portfolio was $121,000 less than the associated book value of these securities. On December 31, 2004 the market value of securities available-for-sale exceeded their book value by $1.2 million. As of December 31, 2005 the book value of the investment portfolio decreased $1.2 million, or 2.3%, from $53.8 million at December 31, 2004 to $52.5 million at December 31, 2005. This decrease in BOE’s investment portfolio was in response to increased loan account balances and a competitive environment for deposit funding.

SECURITIES PORTFOLIO

(Dollars in thousands)

	2005		2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-Maturity:
U.S. Treasury Issue and other U.S. Government agencies	$3,000	$2,933	$3,000	$3,000	$—	$—

Total Held-to-Maturity	$3,000	$2,933	$3,000	$3,000	$—	$—

	2005		2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-Sale:
U.S. Treasury Issue and other U.S. Government agencies	$14,633	$14,233	$17,129	$17,057	$14,049	$14,099
State, county and municipal	36,834	36,849	33,720	34,733	31,373	32,868
Other	1,047	1,311	2,904	3,165	4,803	5,233

Total Available-for-Sale	$52,514	$52,393	$53,753	$54,955	$50,225	$52,200

The following table summarizes the contractual maturity of securities and their weighted average yields:

SECURITIES PORTFOLIO – MATURITY AND YIELDS

(Dollars in thousands)

	December 31, 2005
	Under 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Maturity Distribution:
U.S. Treasury Issue and other U.S. Government agencies	$2,962	$11,271	$—	$2,933	$17,166
State, county and municipal-tax exempt	3,038	18,135	12,562	581	34,316
State, county and municipal-taxable	497	1,194	842	—	2,533
Other	201	810	—	300	1,311

Total Investment Securities	$6,698	$31,410	$13,404	$3,814	$55,326

Weighted Average Yield:
U.S. Treasury Issue and other U.S. Government agencies	3.29%	3.67%	0.00%	6.00%	4.00%
State, county and municipal-tax exempt	5.85%	5.75%	5.17%	5.27%	5.53%
State, county and municipal-taxable	4.59%	5.24%	4.87%	0.00%	4.97%
Other	5.30%	6.82%	0.00%	3.80%	5.89%

Weighted Average Yield by Category	4.61%	5.01%	5.15%	5.72%	5.04%

DEPOSITS

The Corporation primarily uses deposits to fund its loans and investment portfolio. In 2005 the Corporation’s deposits grew $16.2 million, or 7.8%. Total deposits at December 31, 2005 were $223.1 million compared to $207.0 million at December 31, 2004. Certificates of deposit increased $14.2 million, or 12.6%, from $113.4 million at December 31, 2004 to $127.6 million at December 31, 2005. This was the largest component of growth in deposits in 2005. Non-interest bearing demand deposits were the only other deposit category experiencing growth in 2005. Non-interest bearing deposits were $30.8 million at December 31, 2005, a $5.2 million, or 20.3%, increase from $25.6 million at December 31, 2004. Offsetting these increases to deposit growth was a $3.1 million, or 12.5%, decrease in savings deposits. Savings deposits were $25.2 million at December 31, 2004 compared to $22.1 million at December 31, 2005. NOW accounts decreased $337,000, or 1.2%, from $28.0 million at December 31, 2004 to $27.7 million at December 31, 2005. Money Market Deposit Accounts (MMDA) increased $232,000, or 1.6%, from $14.7 million at December 31, 2004 to $15.0 million at December 31, 2005.

In 2004 the Corporation’s deposits grew $3.7 million, or 1.8%. Total deposits at December 31, 2004 were $207.0 million compared to $203.3 million at December 31, 2003. Deposit growth was cautiously gauged in 2004 to preserve the Company’s net interest margin and in response to a second consecutive year of declining loan balances. Certificates of deposit increased only $726,000 in 2004, or 0.6%, from $112.7 million at December 31, 2003 to $113.4 million at December 31, 2004. The largest component of growth in 2004 came from savings accounts, which grew 19.0%, or $4.0 million. Non-interest bearing deposits grew from $24.5 million at December 31, 2003 to $25.6 million at December 31, 2004. On average, noninterest bearing deposits were $20.9 million for 2003 compared to $25.1 million for 2004. This represents an increase of 20.32%. Other less costly components of total deposits also grew in 2004.

The Corporation offers a variety of deposit accounts to individuals and small-to-medium sized businesses. Deposit accounts include checking, savings, money market deposit accounts and certificates of deposit. Certificates of deposit of $100,000 or more totaled $39.9 million at December 31, 2005 and $23.0 million at December 31, 2004, an increase of $16.9 million, or 73.5%.

The average deposits and rates paid for the past three years and maturities of certificates of deposit of $100,000 and over as December 31, 2005 are as follows:

AVERAGE DEPOSITS AND AVERAGE RATES PAID

(Dollars in thousands)

	Year Ended December 31,
	2005		2004		2003
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Interest bearing deposits:
NOW accounts	$28,872	0.34%	$27,387	0.35%	$24,263	0.42%
Money market deposits	15,306	1.01%	17,085	0.84%	17,244	1.00%
Regular savings	23,857	0.80%	22,767	0.76%	20,072	0.90%
Certificates of deposit	116,592	3.04%	112,749	2.65%	120,118	2.92%

Total interest bearing deposits	$184,627	2.16%	$179,988	1.89%	$181,697	2.18%

Noninterest bearing deposits	28,730		25,139		20,894

Total deposits	$213,357		$205,127		$202,591

MATURITIES OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE AT DECEMBER 31, 2005

(Dollars in thousands)

	Dollars	Percent
Three months or less	$7,572	18.99%
Over three months to six months	5,688	14.27%
Over six months to one year	16,605	41.66%
Over one year	9,999	25.08%

	$39,864	100.00%

SHORT-TERM BORROWINGS

BOE occasionally finds it necessary to purchase funds on a short-term basis due to fluctuations in loan and deposit levels. BOE has several arrangements under which it may purchase funds. Federal Funds guidance facilities are maintained with correspondent banks totaling $19.1 million for the year ending December 31, 2005. $1.8 million was drawn on these facilities at December 31, 2005. As another means of borrowing funds, BOE may borrow from the Federal Home Loan Bank of Atlanta. Total expense on Federal Home Loan Bank of Atlanta borrowings in 2005 was $119,000 and in 2004 as $0. Total expense on Federal Funds purchased and other borrowings was $101,000 in 2005 and $20,000 in 2004.

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

During the fourth quarter of 2003 the Company engaged in a trust preferred offering, raising $4.1 million in trust preferred subordinated debt which qualifies as capital for regulatory purposes. This trust preferred debt has a 30-year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.00% for a weighted average rate of 6.29% during 2005.

The following table shows the Corporation’s capital ratios:

CAPITAL RATIOS

	December 31,
	2005	2004	2003
Tier 1 Risk-based Capital	14.76%	15.31%	13.70%
Total Risk-based Capital	15.67%	16.49%	14.88%
Leverage Ratio	11.55%	11.50%	10.80%

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

As of December 31, 2005, cash, federal funds sold and available-for-sale securities represented 26.37% of deposits and other liabilities compared to 30.85% at December 31, 2004. Managing loan maturities also provides asset liquidity. At December 31, 2005 approximately $103.1 in loans would mature or reprice with a one-year period.

The following table summarizes the Corporation’s liquid assets for the periods indicated:

SUMMARY OF LIQUID ASSETS

(Dollars in thousands)

	December 31,
	2005	2004	2003
Cash and due from banks	$7,365	$4,354	$8,949
Federal funds sold	0	5,064	285
Investment securities	0	—	—
Available for sale securities, at fair value	52,393	54,955	52,200

Total liquid assets	$59,758	$64,373	$61,434

Deposits and other liabilities	$226,572	$208,657	$204,795
Ratio of liquid assets to deposits and other liabilities	26.37%	30.85%	30.00%

FINANCIAL RATIOS

Financial ratios give investors a way to compare Corporation’s within industries to analyze financial performance. Return on average assets is net income as a percentage of average total assets. It is a key profitability ratio that indicates how effectively a bank has used its total resources. Return on average assets was 1.24% in 2005 and 1.23% in 2004. Return on average equity is net income as a percentage of average shareholders’ equity. It provides a measure of how productively a Corporation’s equity has been employed. BOE’s return on average equity was 12.18% in 2005 and 12.12% in 2004. Dividend payout ratio is the percentage of net income paid to shareholders as cash dividends during a given period. It is computed by dividing dividends per share by net income per share. BOE has a dividend payout ratio of 28.13% in 2005 and 25.90% in 2004. The Corporation utilizes leverage within guidelines prescribed by federal banking regulators as described in the section “Capital Requirements” in the preceding section. Leverage is average stockholders’ equity divided by total quarterly average assets. This ratio was 10.19% in 2005 and 10.11% in 2004.

FINANCIAL RATIOS

	Years ended December 31,
	2005	2004	2003
Return on average assets	1.24%	1.23%	1.04%
Return on average equity	12.18%	12.12%	10.80%
Dividend payout ratio	28.13%	25.90%	27.45%
Average equity to average asset ratio	10.19%	10.11%	9.66%

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CREDIT RISK AND CONTRACTUAL OBLIGATIONS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its clients and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and interest rate swaps.

Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of the contract amount of the Bank’s exposure to off-balance-sheet risk as of December 31, 2005 and 2004, is as follows:

	2005	2004
	(In thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$40,381	$41,921
Standby letters of credit	4,602	3,890

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing clients. Those lines of credit may not be drawn upon to the total extent to which the Bank is committed.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. The Bank holds certificates of deposit, deposit accounts, and real estate as collateral supporting those commitments for which collateral is deemed necessary.

A summary of the Corporation’s contractual obligations at December 31, 2005 is as follows:

	Payment Due by Period
	(In thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Federal Funds Purchased	$1,810	$1,810	$—	$—	$—
FHLB Advances	5,000	—	—	—	5,000
Trust Preferred Capital Notes	4,124	—	—	—	4,124

Total Obligations	$10,934	$1,810	$—	$—	$9,124

The Company does not have any capital lease obligations, as classified under applicable FASB statements, or other purchase or long-term obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1). The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The FSP applies to investments in debt and equity securities and cost-method investments. The application guidance within the FSP includes items to consider in determining whether an investment is impaired, evaluating if an impairment is other than temporary and recognizing impairment losses equal to the difference between the investment’s cost and its fair value when an impairment is determined. FSP 115-1 is required for all reporting periods beginning after December 15, 2005. Earlier application is permitted. The Corporation does not anticipate the amendment will have a material effect on its financial statements.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements.

In December 2004, FASB issued Statement No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows” requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash flows. The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB No. 107), which expresses the SEC’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. The Corporation will be required to apply SFAS No. 123R as of the annual reporting period that begins after September 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans purchased by the Corporation or acquired in business combinations. SOP 03-3 does not apply to loans originated by the Corporation. The Corporation adopted the provisions of SOP 03-3 effective January 1, 2005. The initial implementation had no material effect on the Corporation’s financial statements.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation’s market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Corporation’s market risk is composed primarily of interest rate risk. The Corporation’s Asset and Liability Management Committee (ALCO) is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to this risk. The Board of Directors reviews and approves the guidelines established by ALCO.

Interest rate risk is monitored through the use of two complimentary modeling tools: earnings simulation modeling and economic value simulation (net present value estimation). Each of these models measures changes in a variety of interest rate scenarios. While each of the interest rate risk measures has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Corporation, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Earnings simulation and economic value models, which more effectively measure the cash flow and optionality impacts, are utilized by management on a regular basis and are explained below.

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

The Corporation uses its simulation model to estimate earnings in rate environments where rates ramp up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12 month time horizon by applying 12-month shock versus the implied forward rates of 200 basis points up and down. The following table represents the interest rate sensitivity on net interest income for the Corporation across the rate paths modeled as of December 31, 2005:

	Change in Net Interest Income
Change in Yield Curve	(Percent)	($ in thousands)
+200 basis points	-0.36%	$-41
Most likely rate scenario	0.00%	—
-200 basis points	-0.81%	-94

Economic Value Simulation

Economic value simulation is used to determine the estimated fair value of assets and liabilities over different interest rate scenarios. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate scenarios is an indication of the longer term earnings sensitivity capability of the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The economic value simulation uses simultaneous rate shocks to the balance sheet, whereas the earnings simulation uses rate shock over 12 months. The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation as of December 31, 2005:

	Change in Economic Value of Equity
Change in Yield Curve	(Percent)	($ in thousands)
+200 basis points	-12.86%	$-4,639
Most likely rate scenario	0.00%	—
-200 basis points	4.80%	1,731

I TEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this report following ITEM 15. Exhibits, Financial Statement Schedules.

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets as of December 31, 2005 and 2004

3.	Consolidated Statements of Income for the three years ended December 31, 2005

4.	Consolidated Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2005

5.	Consolidated Statements of Cash Flows for the three years ended December 31, 2005

6.	Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Corporation has carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based upon that evaluation, the

Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation’s (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Corporation carried out its evaluation.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

All required information is detailed in the Company’s 2006 definitive proxy statement for the annual meeting of shareholders (“Definitive Proxy Statement”), which is expected to be filed with the SEC within the required time period, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information on executive compensation is provided in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information on security ownership of certain beneficial owners and management and related stockholder matters is provided in the Definitive Proxy Statement, and is incorporated herein by reference.

The following table summarizes information, as of December 31, 2005, relating to the Corporation’s 2000 Employee and Director Stock Option Plans, pursuant to which grants of options to acquire shares of common stock may be granted from time to time.

Equity Compensation Plan Information

Year Ended December 31, 2005

	Number of shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of shares Remaining Available of Future Issuance Under Plans
Equity compensation plans approved by shareholders	37,589	23.87	53,707
Equity compensation plans not approved by shareholders	—	—	—
Total	37,589	23.87	53,707

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information on certain relationships and related transactions are detailed in the Definitive Proxy Statement and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information on principal accounting fees and services is provided in the Definitive Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND SIGNATURES

(a) Exhibit Listing

Exhibit Number	Description

2	Agreement and Plan of Reorganization (the “Reorganization Agreement”) dated as of March 20, 2000 between the Corporation and Bank. Exhibit A of the Proxy Statement included in Form S-4 Registration Statement filed March 24, 2000, incorporated by reference).

3(a)	Articles of Incorporation of the Corporation (Appendix 1 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement filed March 24, 2000, incorporated by reference).

3(b)	Bylaws (Appendix 2 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement filed March 24, 2000, incorporated by reference).

10(a)	The Corporation’s Stock Incentive Plan (Appendix 3 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement filed March 24, 2000, incorporated by reference).

10(b)	First Amendment to the Corporation’s Stock Incentive Plan (Exhibit 99(b) to Form S-8 Registration Statement filed November 8, 2000, incorporated by reference).

10(c)	The Corporation’s Stock Option Plan for Outside Directors (Appendix 4 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement filed March 24, 2000, incorporated by reference).

10(d)	First Amendment to the Corporation’s Stock Option Plan for Outside Directors (Exhibit 99(d) to Form S-8 Registration Statement filed November 8, 2000, incorporated by reference).

13	The Corporation’s 2005 Annual Report to Shareholders (filed herewith as financials to the Form 10-K).

21	Subsidiaries of the Registrant.

23	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	BOE Financial Services Dividend Reinvestment Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-3D filed November 8, 2000.)

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Tappahannock, Virginia

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2005

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

BOE Financial Services of Virginia, Inc.

Tappahannock, Virginia

We have audited the accompanying consolidated balance sheets of BOE Financial Services of Virginia, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BOE Financial Services of Virginia, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia

January 25, 2006

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2005 and 2004

Assets	2005	2004
Cash and due from banks	$7,365,111	$4,353,745
Federal funds sold	—	5,064,000
Securities available for sale, at fair value	52,392,786	54,955,245
Securities held to maturity (fair value approximates 2,932,500 in 2005 and 3,000,000 in 2004)	3,000,000	3,000,000
Equity securities, restricted, at cost	1,188,200	832,800
Loans held for sale	—	360,643
Loans, net of allowance for loan losses of 2,248,658 in 2005 and 2,088,329 in 2004	180,207,461	157,471,472
Bank premises and equipment, net	7,656,421	6,447,957
Accrued interest receivable	1,190,466	1,153,594
Intangible assets, net	650,086	775,909
Other assets	8,280,231	2,710,198

Total assets	$261,930,762	$237,125,563

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Noninterest-bearing	$30,790,902	$25,605,135
Interest-bearing	192,340,804	$181,367,584

Total deposits	$223,131,706	206,972,719
Federal funds purchased	1,810,000	—
Federal Home Loan Bank advances	5,000,000	—
Trust preferred capital notes	4,124,000	4,124,000
Accrued interest payable	526,095	319,401
Other liabilities	1,104,324	1,028,687

Total liabilities	$235,696,125	$212,444,807

Commitments and Contingent Liabilities

Stockholders’ Equity
Preferred stock, 5 par value, authorized 100,000 shares; no shares issued and outstanding	$—	$—
Common stock, 5 par value, authorized 10,000,000 shares; issued and outstanding 1,198,059 and 1,188,951 shares	5,990,295	5,944,755
Additional paid-in capital	5,264,250	5,110,776
Retained earnings	15,059,873	12,831,641
Accumulated other comprehensive income (loss), net	(79,781)	793,584

Total stockholders’ equity	$26,234,637	$24,680,756

Total liabilities and stockholders’ equity	$261,930,762	$237,125,563

See Notes to Consolidated Financial Statements.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Consolidated Statements of Income

Three Years Ended December 31, 2005

	2005	2004	2003
Interest and Dividend Income
Interest and fees on loans	$11,943,617	$10,663,837	$10,899,057
Interest and dividends on securities:
U.S. Treasury	59,996	45,349	5,692
U.S. Government agencies	677,013	436,010	301,771
State and political subdivisions, nontaxable	1,346,092	1,228,077	1,156,581
State and political subdivisions, taxable	126,483	127,425	183,442
Other securities	150,215	321,596	498,301
Interest on federal funds sold	39,103	52,737	26,553

Total interest and dividend income	$14,342,519	$12,875,031	$13,071,397

Interest Expense
Interest on deposits	$3,985,067	$3,399,013	$3,967,250
Interest on borrowings	483,444	207,224	105,708

Total interest expense	$4,468,511	$3,606,237	$4,072,958

Net interest income	$9,874,008	$9,268,794	$8,998,439
Provision for Loan Losses	240,400	305,000	700,000

Net interest income after provision for loan losses	$9,633,608	$8,963,794	$8,298,439

Noninterest Income
Service charge income	$986,268	$993,880	$864,499
Net security gains	2,625	65,606	30,603
Net gains on sales of loans	55,774	56,981	63,400
Other income	556,136	510,703	425,113

Total noninterest income	$1,600,803	$1,627,170	$1,383,615

Noninterest Expenses
Salaries	$3,053,914	$2,857,580	$2,696,853
Employee benefits and costs	982,274	804,201	788,271
Occupancy expenses	330,219	342,340	321,163
Furniture and equipment related expenses	415,150	437,259	441,168
Data processing	530,033	471,357	365,601
Stationery and printing	138,403	180,004	160,512
Postage	153,265	170,695	166,258
Bank franchise tax	221,950	214,457	164,254
Other operating expenses	1,436,547	1,404,262	1,523,191

Total noninterest expenses	$7,261,755	$6,882,155	$6,627,271

Net income before income taxes	3,972,656	3,708,809	3,054,783
Income Taxes	871,890	823,314	647,731

Net income	$3,100,766	$2,885,495	$2,407,052

Earnings Per Share, basic	$2.60	$2.43	$2.04

Earnings Per Share, diluted	$2.58	$2.42	$2.03

See Notes to Consolidated Financial Statements.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Three Years Ended December 31, 2005

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2002	$5,889,245	$4,931,233	$8,947,358	$1,577,824		$21,345,660
Comprehensive income:
Net income—2003	—	—	2,407,052	—	$2,407,052	2,407,052
Other comprehensive loss, net of tax:
Unrealized loss on securities available for sale, net of deferred taxes of $130,812	—	—	—	—	(253,930)	—
Less reclassification adjustment, net of taxes of $10,405	—	—	—	—	(20,198)	—

Other comprehensive loss, net of tax	—	—	—	(274,128)	$(274,128)	(274,128)

Total comprehensive income	—	—	—	—	$2,132,924	—

Cash dividends, $0.56 per share	—	—	(660,940)	—		(660,940)
Fractional shares purchased under dividend reinvestment plan	—	—	(6)	—		(6)
Issuance of common stock under dividend reinvestment plan	14,280	58,627	—	—		72,907
Exercise of stock options	12,210	18,993	—	—		31,203

Balance, December 31, 2003	$5,915,735	$5,008,853	$10,693,464	$1,303,696		$22,921,748
Comprehensive income:
Net income—2004	—	—	2,885,495	—	$2,885,495	2,885,495
Other comprehensive loss, net of tax:
Unrealized loss on securities available for sale, net of deferred taxes of $240,479	—	—	—	—	(466,812)	—
Less reclassification adjustment, net of taxes Of $22,306	—	—	—	—	(43,300)	—

Other comprehensive loss, net of tax	—	—	—	(510,112)	$(510,112)	(510,112)

Total comprehensive income	—	—	—	—	$2,375,383	—

Cash dividends, $0.63 per share	—	—	(747,240)	—		(747,240)
Fractional shares purchased under dividend reinvestment plan	—	—	(78)	—		(78)
Issuance of common stock under dividend reinvestment plan	15,120	69,375	—	—		84,495
Exercise of stock options	13,900	32,548	—	—		46,448

Balance, December 31, 2004	$5,944,755	$5,110,776	$12,831,641	$793,584		$24,680,756
Comprehensive income:
Net income—2005	—	—	3,100,766	—	$3,100,766	3,100,766
Other comprehensive loss, net of tax:
Unrealized loss on securities available for sale, net of deferred taxes of $449,023	—	—	—	—	(871,632)	—
Less reclassification adjustment, net of taxes of $892	—	—	—	—	(1,733)	—

Other comprehensive loss, net of tax	—	—	—	(873,365)	$(873,365)	(873,365)

Total comprehensive income	—	—	—	—	$2,227,401	—

Cash dividends,$ 0. 73 per share	—	—	(872,371)	—		(872,371)
Fractional shares purchased under dividend reinvestment plan	—	—	(163)	—		(163)
Issuance of common stock under dividend reinvestment plan	14,980	80,074	—	—		95,054
Exercise of stock options	30,560	73,400	—	—		103,960

Balance, December 31, 2005	$5,990,295	$5,264,250	$15,059,873	$(79,781)		$26,234,637

See Notes to Consolidated Financial Statements.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three Years Ended December 31, 2005

	2005	2004	2003
Cash Flows from Operating Activities
Net income	$3,100,766	$2,885,495	$2,407,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	507,708	507,201	497,329
Origination of loans available for sale	(5,626,948)	(7,059,823)	(10,062,762)
Proceeds from sale of loans available for sale	6,043,365	6,756,161	11,257,085
Provision for loan losses	240,400	305,000	700,000
(Gain) on sale of securities	(2,625)	(65,606)	(30,603)
(Gain) loss on disposal of premises and equipment	23,017	(48,783)	—
(Gain) on sale of loans	(55,774)	(56,981)	(63,400)
Deferred income tax (benefit) expense	(126,218)	124,848	199,857
Amortization of premiums on securities	218,296	238,840	250,149
Accretion of discounts on securities	(20,990)	(24,244)	(34,841)
(Increase) decrease in accrued interest receivable and other assets	168,975	(213,122)	(530,829)
Increase (decrease) in accrued expenses and other liabilities	582,584	(26,976)	(50,172)

Net cash provided by operating activities	$5,052,556	$3,322,010	$4,538,865

Cash Flows from Investing Activities
Proceeds from sales, principal repayments, calls and maturities of securities available for sale	$9,556,053	$11,658,025	$9,037,375
(Purchase) redemption of restricted equity securities	(355,400)	114,100	133,200
Purchase of securities available for sale	(8,511,555)	(15,335,053)	(16,349,679)
Purchase of securities held to maturity	—	(3,000,000)	—
Net (increase) decrease in loans to customers	(22,976,389)	604,930	2,640,965
(Increase) decrease in federal funds sold	5,064,000	(4,779,000)	2,020,000
Purchase of bank-owned life insurance	(5,500,000)	—	—
Purchases of premises and equipment	(1,613,366)	(675,219)	(262,864)
Proceeds from disposal of premises and equipment	—	420,594	—

Net cash (used in) investing activities	$(24,336,657)	$(10,991,623)	$(2,781,003)

Cash Flows from Financing Activities
Net increase in deposits	$16,158,987	$3,691,151	$2,020,669
Proceeds from issuance of trust preferred capital notes	—	—	4,124,000
Increase in federal funds purchased	1,810,000	—	—
Increase (decrease) in Federal Home Loan Bank advances	5,000,000	—	(4,000,000)
Dividends paid	(872,371)	(747,240)	(660,940)
Net proceeds from issuance of common stock	199,014	130,943	104,110
Cash paid for fractional shares	(163)	(78)	(6)

Net cash provided by financing activities	$22,295,467	$3,074,776	$1,587,833

Net increase (decrease) in cash and cash equivalents	$3,011,366	$(4,594,837)	$3,345,695
Cash and Cash Equivalents
Beginning of year	4,353,745	8,948,582	5,602,887

End of year	$7,365,111	$4,353,745	$8,948,582

Supplemental Disclosure of Cash Flow Information
Cash paid during year:
Interest	$4,261,817	$3,616,769	$4,235,545

Income taxes	$481,000	$880,000	$629,508

Noncash Investing Activities,
Unrealized (loss) on securities available for sale	$(1,323,280)	$(772,897)	$(415,345)

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of BOE Financial Services of Virginia, Inc. and its wholly-owned subsidiary, Bank of Essex. All material intercompany balances and transactions have been eliminated in consolidation. FASB Interpretation No. 46 (R) requires that the Corporation no longer eliminate through consolidation the equity investment in BOE Statutory Trust I, which approximated $124,000 at December 31, 2005 and 2004. The subordinated debt of the Trust is reflected as a liability of the Corporation.

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

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

The allowance consists of specific, general and unallocated components. For loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Other Real Estate

Real estate acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at the lower of the loan balance or the fair value at the date of foreclosure net of estimated disposal costs, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or the fair value less costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other operating expenses. Costs to bring a property to salable condition are capitalized up to the fair value of the property while costs to maintain a property in salable condition are expensed as incurred. The Corporation had no other real estate at December 31, 2005 or 2004.

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

Stock-Based Compensation

At December 31, 2005, the Corporation had two stock-based compensation plans, which are described more fully in Note 9. The Corporation accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share as if the Corporation had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Years Ended December 31,
	2005	2004	2003
Net income, as reported	$3,100,766	$2,885,495	$2,407,052
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(202,201)	(64,943)	(45,722)

Pro forma net income	$2,898,565	$2,820,552	$2,361,330

Earnings per share:
Basic—as reported	$2.60	$2.43	$2.04

Basic—pro forma	$2.43	$2.38	$2.00

Diluted—as reported	$2.58	$2.42	$2.03

Diluted—pro forma	$2.41	$2.36	$1.99

Effective December 22, 2005, the Compensation Committee of the Board of Directors approved the acceleration of the vesting of all unvested stock options under the Corporation’s employee incentive stock compensation plan and director stock compensation plan. The Committee determined to accelerate the vesting of these options in order to eliminate recognition of compensation expense under SFAS No. 123R, which will apply to the Corporation beginning in the first quarter of 2006.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Corporation has defined cash equivalents as those amounts included in the balance sheet caption “Cash and due from banks.”

Advertising Costs

The Corporation follows the policy of charging the costs of production of advertising to expense as incurred. Total advertising expense incurred for 2005, 2004 and 2003 was $78,330, $93,578 and $62,903, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year provisions.

Note 2. Securities

The amortized cost and fair value of securities available for sale as of December 31, 2005 and 2004, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	2005
U.S. Treasury securities	$1,748,174	$—	$(37,999)	$1,710,175
U.S. Agency and mortgage-backed securities	12,885,090	5,490	(367,764)	12,522,816
Obligations of state and political subdivisions	36,833,547	363,291	(347,462)	36,849,376
Corporate debt securities	982,199	28,634	—	1,010,833
Other equity securities	64,656	234,930	—	299,586

	$52,513,666	$632,345	$(753,225)	$52,392,786

	2004
U.S. Treasury securities	$2,496,727	$—	$(20,623)	$2,476,104
U.S. Agency and mortgage-backed securities	14,631,659	42,438	(92,823)	14,581,274
Obligations of state and political subdivisions	33,720,428	1,088,673	(76,793)	34,732,308
Corporate debt securities	2,839,376	90,794	—	2,930,170
Other equity securities	64,656	170,733	—	235,389

	$53,752,846	$1,392,638	$(190,239)	$54,955,245

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The amortized cost and fair value of securities available for sale as of December 31, 2005, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Amortized Cost	Fair Value
Due in one year or less	$6,718,602	$6,697,777
Due after one year through five years	31,603,975	31,410,269
Due after five years through ten years	13,527,646	13,404,288
Due after ten years	598,787	580,866
Other equity securities	64,656	299,586

	$52,513,666	$52,392,786

At December 31, 2005 and 2004, the Corporation owned one U.S. Government Agency bond in the held to maturity classification with a book value of $3,000,000. The market value of the bond was $2,932,500 and $3,000,000 at December 31, 2005 and 2004, respectively. The bond has been in an unrealized loss position for less than 12 months and matures in 2024.

Proceeds from sales, principal repayments, calls and maturities of securities available for sale during 2005, 2004 and 2003 were $9,566,053, $11,658,025 and $9,037,375, respectively. Gross realized gains of $11,960, $101,138 and $30,603 and gross realized losses of $9,335, $35,532 and $0 were recognized on those sales for the years ended December 31, 2005, 2004 and 2003, respectively. The tax provision applicable to these net realized gains amounted to $892, $22,306 and $10,405, respectively.

Securities with amortized costs of $8,422,978 and $4,031,802 at December 31, 2005 and 2004 were pledged to secure public deposits and for other purposes required or permitted by law.

A summary of investments in an unrealized loss position at December 31, 2005 and 2004 follows:

	Duration of the Unrealized Loss
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
2005
U.S. Treasury securities	$—	$—	$1,710,175	$(37,999)
U.S. Agency and mortgage-backed securities	6,452,591	(159,992)	5,876,641	(207,772)
Obligations of state and political subdivisions	9,992,617	(160,577)	5,940,175	(186,885)

Total temporarily impaired securities	$16,445,208	$(320,569)	$13,526,991	$(432,656)

2004
U.S. Treasury securities	$2,476,104	$(20,623)	$—	$—
U.S. Agency and mortgage-backed securities	7,135,326	(52,710)	1,852,003	(40,113)
Obligations of state and political subdivisions	6,113,306	(71,945)	251,777	(4,848)

Total temporarily impaired securities	$15,724,736	$(145,278)	$2,103,780	$(44,961)

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The unrealized losses in the investment portfolio as of December 31, 2005, are generally a result of market fluctuations that occur daily. The unrealized losses are from 107 securities that are all of investment grade, backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States. The Corporation has the ability and intent to hold these securities to maturity. Market prices are affected by conditions beyond the control of the Corporation. Investment decisions are made by the management group of the Corporation and reflect the overall liquidity and strategic asset/liability objectives of the Corporation. Management analyzes the securities portfolio frequently and manages the portfolio to provide an overall positive impact to the Corporation’s income statement and balance sheet.

Note 3. Loans

Major classifications of loans are summarized as follows:

	December 31,
	2005	2004
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$48,898	$41,468
Commercial	62,580	51,087
Construction	32,084	25,924
Equity lines of credit	9,818	10,832
Commercial loans	22,873	23,534
Consumer installment loans:
Personal	5,276	5,772
Credit cards	927	942

	$182,456	$159,559
Less: Allowance for loan losses	2,249	2,088

Loans, net	$180,207	$157,471

A summary of the transactions affecting the allowance for loan losses is as follows:

	2005	2004	2003
Balance, beginning of year	$2,088,329	$2,128,254	$2,115,611
Provision for loan losses	240,400	305,000	700,000
Loans charged off	(158,810)	(429,781)	(828,994)
Recoveries of loans previously charged off	78,739	84,856	141,637

Balance, end of year	$2,248,658	$2,088,329	$2,128,254

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following is a summary of information pertaining to impaired loans:

		December 31,
	2005	2004	2003
Impaired loans with a valuation allowance	$1,517,800	$2,823,700	$1,519,200
Impaired loans without a valuation allowance	223,200	—	—

Total impaired loans	$1,741,000	$2,823,700	$1,519,200

Valuation allowance related to impaired loans	$536,300	$606,345	$262,530

	2005	2004	2003
Nonaccrual loans	$150,418	$240,935	$218,070
Loans past due ninety days or more and still accruing	259,500	100,236	285,050
Average balance of impaired loans	2,394,350	2,610,500	1,754,385
Interest income recognized on impaired loans	195,899	168,359	—
Interest income recognized on a cash basis on impaired loans	195,899	168,359	—

The Corporation has not committed to lend additional funds to these debtors.

Note 4. Premises and Equipment

A summary of the cost and accumulated depreciation of bank premises and equipment at December 31, 2005 and 2004 follows:

	2005	2004
Land	$2,729,218	$2,729,218
Buildings	3,940,808	3,893,844
Furniture and fixtures	4,278,944	4,169,645
Construction in progress	1,317,470	—

	$12,266,440	$10,792,707
Accumulated depreciation	4,610,019	4,344,750

	$7,656,421	$6,447,957

Depreciation expense for the years ended December 31, 2005, 2004 and 2003, amounted to $381,885, $381,377 and $371,506, respectively.

In August 2005, the Corporation began construction of a new main office and administrative offices in Tappahannock, Virginia. The building is expected to be complete in June 2006. The total cost of the project is expected to be approximately $4 million. At December 31, 2005, total capital outlays for the building were $1,317,470.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 5. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2005 and 2004 was $39,864,361 and $22,976,912, respectively.

The scheduled maturities of time deposits at December 31, 2005 are as follows:

2006	$89,316,362
2007	20,263,087
2008	12,700,289
2009	2,844,514
2010	2,404,830
Thereafter	16,005

$127,545,087

At December 31, 2005 and 2004, overdraft demand deposits reclassified to loans totaled $71,186 and $65,264, respectively.

Note 6. Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities follows:

	2005	2004
Deferred tax assets:
Allowance for loan losses	$594,442	$560,133
Deferred compensation	163,578	168,258
Nonaccrual loan interest	5,168	5,196
Unrealized loss on securities available for sale	41,099	—
Organizational costs	—	3,340

	$804,287	$736,927

Deferred tax liabilities:
Depreciation	$300,430	$333,304
Discount accretion on securities	19,173	20,973
Partnership losses	57,599	55,225
Prepaid pension	129,222	196,879
Unrealized gain on securities available for sale	—	408,816
Other	21,983	21,983

	$528,407	$1,037,180

Net deferred tax assets (liabilities)	$275,880	$(300,253)

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Allocation of the income tax expense between current and deferred portions is as follows:

	2005	2004	2003
Current tax provision	$998,108	$698,466	$447,874
Deferred tax (benefit) expense	(126,218)	124,848	199,857

	$871,890	$823,314	$647,731

The following is a reconciliation of the expected income tax expense with the reported expense for each year:

	2005	2004	2003
Statutory Federal income tax rate	34.0%	34.0%	34.0%
(Reduction) in taxes resulting from:
Municipal interest	(10.6)	(10.5)	(12.2)
Other, net	(1.5)	(1.3)	(0.6)

Effective income tax rate	21.9%	22.2%	21.2%

Note 7. Federal Home Loan Bank Advances and Lines of Credit

The Corporation had advances on lines of credit with the Federal Home Loan Bank of Atlanta that totaled $5,000,000 at December 31, 2005. The Corporation had no advances at December 31, 2004. The interest rate on this fixed rate advance was 3.78%. The borrowing matures in May 2015. Advances on the lines are secured by all of the Corporation’s first lien loans on one-to-four unit single-family dwellings. As of December 31, 2005, the book value of these loans totaled approximately $35,000,000. The amount of available credit is limited to seventy-five percent of qualifying collateral. Any borrowings in excess of the qualifying collateral require pledging of additional assets.

The Corporation has unsecured lines of credit with correspondent banks available for overnight borrowing totaling approximately $19,117,000. At December 31, 2005, $1,810,000 had been drawn on these lines of credit.

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

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following tables provide a reconciliation of the changes in the plan’s benefit obligations and fair value of assets over the years ending December 31, 2005, 2004 and 2003, computed as of October 1, 2005, 2004 and 2003, respectively:

	2005	2004	2003
Change in Benefit Obligation
Benefit obligation, beginning	$3,561,978	$3,066,325	$2,413,139
Service cost	308,269	245,785	200,871
Interest cost	212,894	198,503	168,750
Actuarial loss	233,774	460,162	306,696
Benefits paid	(27,896)	(408,797)	(23,131)

Benefit obligation, ending	$4,289,019	$3,561,978	$3,066,325

Change in Plan Assets
Fair value of plan assets, beginning	$2,545,270	$1,921,202	$1,365,307
Actual return on plan assets	342,457	241,058	314,955
Employer contributions	211,510	791,807	264,071
Benefits paid	(27,896)	(408,797)	(23,131)

Fair value of plan assets, ending	$3,071,341	$2,545,270	$1,921,202

Funded status	$(1,217,678)	$(1,016,708)	$(1,145,123)
Unrecognized net actuarial loss	1,428,442	1,378,746	985,126
Unrecognized net obligation at transition	(19,208)	(22,408)	(25,608)
Unrecognized prior service cost	20,595	24,026	27,457

Accrued benefit cost at October 1	$212,151	$363,656	$(158,148)
Contributions made in December	167,914	211,510	791,807

Prepaid benefit cost at December 31	$380,065	$575,166	$633,659

The accumulated benefit obligation for the defined benefit pension plan was $2,416,644, $1,945,342 and $1,855,455 at September 30, 2005, 2004 and 2003, respectively.

The following table provides the components of net periodic benefit cost for the plan for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Components of Net Periodic Benefit Cost
Service cost	$308,269	$245,785	$200,871
Interest cost	212,894	198,503	168,750
Expected return on plan assets	(215,187)	(212,210)	(132,417)
Amortization of prior service cost	3,431	3,431	3,431
Amortization of net obligation at transition	(3,200)	(3,200)	(3,200)
Recognized net actuarial loss	56,808	37,694	36,450

Net periodic benefit cost	$363,015	$270,003	$273,885

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The weighted-average assumptions used in the measurement of the Corporation’s benefit obligation are shown in the following table:

	2005	2004	2003
Discount rate	5.75%	6.00%	6.50%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%

The weighted-average assumption used in the measurement of the Corporation’s net periodic benefit cost are shown in the following table:

	2005	2004	2003
Discount rate	6.00%	6.50%	7.00%
Expected return on plan assets	8.50%	8.50%	9.00%
Rate of compensation increase	5.00%	5.00%	5.00%

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

Asset Allocation

The pension plan’s weighted-average asset allocations at September 30, 2005 and 2004, by asset category are as follows:

	2005	2004
Asset Category
Mutual funds - fixed income	34%	35%
Mutual funds - equity	66%	65%

	100%	100%

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

The Corporation expects to contribute approximately $177,000 to its pension plan in 2006.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

2006	$27,896
2007	38,570
2008	60,386
2009	64,906
2010	85,004
2011-2015	899,794

401(k) Plan

The Corporation has also adopted a contributory 401(k) profit sharing plan which covers substantially all employees. The employee may contribute up to 15% of compensation, subject to statutory limitations. The Corporation matches 50% of employee contributions up to 4% of compensation. The plan also provides for an additional discretionary contribution to be made by the Corporation as determined each year. The amounts charged to expense under this plan for the years ended December 31, 2005, 2004 and 2003 were $47,963, $44,085 and $47,589, respectively.

Deferred Compensation Agreements

The Corporation has a nonqualified deferred compensation program which permits key employees and the Board of Directors to defer a portion of their compensation for their retirement. The retirement benefit to be provided is fixed based upon the amount of compensation earned and deferred. Deferred compensation expense amounted to $56,593, $3,612 and $48,604 for the years ended December 31, 2005, 2004 and 2003, respectively.

Concurrent with the establishment of the deferred compensation plan, the Corporation purchased life insurance policies on this key management group, with the Corporation named as owner and beneficiary. These life insurance policies are intended to be utilized as a source for funding the deferred compensation plan. The Corporation has recorded in other assets $475,438 and $429,343 representing cash surrender value of these policies for the years ended December 31, 2005 and 2004, respectively.

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

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

A summary of the status of the employee incentive stock plan follows:

	2005		2004		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	42,625	$22.95	30,120	$19.29	24,475	$16.34
Granted	—	—	15,444	28.51	9,396	25.00
Exercised	(6,112)	14.76	(2,256)	14.63	(2,422)	12.78
Forfeited	(2,145)	26.85	(683)	14.67	(1,329)	17.33

Outstanding at year end	34,368	24.16	42,625	22.95	30,120	19.29

Exercisable at year end	34,368	24.16	13,534	17.63	7,937	15.15
Weighted average fair value of options granted during the year		—		8.24		7.17

The fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2004	2003
Dividend yield	2.64%	2.74%
Expected life	9.7 years	10 years
Expected volatility	25.86%	26.43%
Risk-free interest rate	4.45%	4.31%

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

A summary of the director incentive stock plan follows:

	2005		2004		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,296	$20.99	3,070	$17.69	2,810	$15.25
Granted	—	—	750	28.75	800	25.00
Exercised	—	—	(524)	12.75	(20)	12.25
Forfeited	(75)	29.25	—	—	(520)	15.99

Outstanding at year end	3,221	20.80	3,296	20.99	3,070	17.69

Exercisable at year end	3,221	20.80	1,356	16.43	975	13.92
Weighted average fair value of options granted during the year		—		7.80		7.17

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The fair value of each director option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2004	2003
Dividend yield	2.64%	2.74%
Expected life	8 years	10 years
Expected volatility	25.83%	26.43%
Risk-free interest rate	4.41%	4.31%

Information pertaining to options outstanding at December 31, 2005 is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Remaining Contractual Life	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$12.25	5 years	5,367	$12.25	$5,367	$12.25
16.55-19.00	6 years	1,188	18.61	1,188	18.61
22.40	6.5 years	6,972	22.40	6,972	22.40
25.00	7.8 years	9,223	25.00	9,223	25.00
25.70-28.70	8.8 years	14,839	28.50	14,839	28.50

Note 10. Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential stock. Potential dilutive common stock had no effect on income available to common stockholders.

	2005		2004		2003
	Shares	Per Share	Share	Per Share	Shares	Per Share
Basic earnings per share	1,193,467	$2.60	1,185,952	$2.43	1,179,640	$2.04

Effect of dilutive stock options	10,258		8,559		7,999

Diluted earnings per share	1,203,725	$2.58	1,194,511	$2.42	1,187,639	$2.03

The Company has granted options to employees and directors to purchase 3,797 shares and 2,422 shares on average during the years ended December 31, 2004 and 2003, respectively. Those options were not included in the computation of diluted earnings per share because the exercise price of those options exceeded the average market price of the common shares during the year. No options were excluded from the computation for the year ended December 31, 2005.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 11. Related Party Transactions

In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with its executive officers, directors, and their affiliates. All such loans are made on substantially the same terms as those prevailing at the time for comparable loans to unrelated persons. Loans to such borrowers are summarized as follows:

	2005	2004
Balance, beginning of year	$2,007,294	$1,322,437
Principal additions	2,005,289	1,104,088
Repayments and reclassifications	(1,335,481)	(419,231)

Balance, end of year	$2,677,102	$2,007,294

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

As members of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2005 and 2004, the aggregate amount of daily average required balances were approximately $995,000 and $1,644,000, respectively.

The Bank is required to maintain certain required reserve balances with a correspondent bank. Those required balances were $250,000 at December 31, 2005 and 2004.

Note 13. Dividend Limitations on Affiliate Bank

Transfers of funds from the banking subsidiary to the parent corporation in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2005, the aggregate amount of unrestricted funds, which could be transferred from the banking subsidiary to the parent corporation, without prior regulatory approval, totaled $6,423,399 (24.5% of net assets).

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

The Bank maintains a portion of its cash balances with several financial institutions located in its market area. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances were approximately $1,978,000 and $1,259,000 at December 31, 2005 and 2004, respectively.

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

A summary of the contract amounts of the Bank’s exposure to off-balance-sheet risk as of December 31, 2005 and 2004, is as follows:

	2005	2004
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$40,381,000	$41,921,000
Standby letters of credit	4,602,000	3,890,000

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

Note 16. Minimum Regulatory Capital Requirements

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

have a direct material effect on the Corporation’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Corporation and Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2005 and 2004, are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2005:
Total Capital (to Risk Weighted Assets) Consolidated	$31,788	15.7%	$16,224	8.00%	N/A	N/A
Bank of Essex	$31,141	15.4%	$16,205	8.00%	$20,256	10.00%
Tier 1 Capital (to Risk Weighted Assets) Consolidated	$29,944	14.8%	$8,112	4.00%	N/A	N/A
Bank of Essex	$29,297	14.5%	$8,102	4.00%	$12,154	6.00%
Tier 1 Capital (to Average Assets) Consolidated	$29,944	11.6%	$10,369	4.00%	N/A	N/A
Bank of Essex	$29,297	11.3%	$10,369	4.00%	$12,961	5.00%
As of December 31, 2004:
Total Capital (to Risk Weighted Assets) Consolidated	$29,312	16.50%	$14,217	8.00%	N/A	N/A
Bank of Essex	$28,846	16.30%	$14,195	8.00%	$17,744	10.00%
Tier 1 Capital (to Risk Weighted Assets) Consolidated	$27,224	15.30%	$7,109	4.00%	N/A	N/A
Bank of Essex	$26,758	15.10%	$7,098	4.00%	$10,646	6.00%
Tier 1 Capital (to Average Assets) Consolidated	$27,224	11.50%	$9,470	4.00%	N/A	N/A
Bank of Essex	$26,758	11.30%	$9,470	4.00%	$11,838	5.00%

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

At December 31, 2005 and 2004, the fair values of loan commitments and stand-by letters of credit were deemed to be immaterial.

The carrying amounts and estimated fair values of the Corporation’s financial instruments are as follows:

	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial assets:
Cash and short-terminvestments	$7,365	$7,365	$4,354	$4,354
Federal funds sold	—	—	5,064	5,064
Securities	55,393	55,325	57,955	57,955
Restricted securities	1,188	1,188	833	833
Loans held for sale	—	—	361	361
Loans, net of allowance	180,207	182,006	157,471	161,087
Accrued interest receivable	1,190	1,190	1,154	1,154

Financial liabilities:
Deposits	$223,132	$222,479	$206,973	$207,383
Federal funds purchased	1,810	1,810	—	—
Federal Home Loan Bank
Bank advances	5,000	4,647	—	—
Trust preferred capital notes	4,124	4,161	4,124	4,159
Accrued interest payable	526	526	319	319

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

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 18. Trust Preferred Capital Notes

On December 12, 2003, BOE Statutory Trust I, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing redeemable capital securities. On December 12, 2003, $4.1 million of trust preferred securities were issued through a direct placement. The securities have a LIBOR-indexed floating rate of interest. During the years ended December 31, 2005 and 2004, the weighted-average interest rate was 6.29% and 4.68%. The securities have a mandatory redemption date of December 12, 2033 and are subject to varying call provisions beginning December 12, 2008. The principal asset of the Trust is $4.1 million of the Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the capital securities.

The trust preferred notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the trust preferred not considered as Tier 1 capital may be included in Tier 2 capital. At December 31, 2005 and 2004, all trust preferred notes were included in Tier 1 capital.

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

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 19. Parent Corporation Only Financial Statements

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

(Parent Corporation Only)

Balance Sheets (Condensed)

December 31, 2005 and 2004

	2005	2004
Assets
Cash	$137,129	$139,533
Investment in subsidiaries	29,710,691	28,215,386
Securities available for sale, at fair value	299,586	235,389
Other assets	302,051	284,550

Total assets	$30,449,457	$28,874,858

Liabilities and Stockholders’ Equity
Trust preferred capital notes	$4,124,000	$4,124,000
Other liabilities	90,820	70,102
Stockholders’ equity	26,234,637	24,680,756

Total liabilities and stockholders’ equity	$30,449,457	$28,874,858

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

(Parent Corporation Only)

Statements of Income (Condensed)

Three Years Ended December 31, 2005

	2005	2004	2003
Income:
Dividends from subsidiary	$870,000	$755,743	$668,000
Dividends on other securities	11,399	7,481	2,428

Total income	$881,399	$763,224	$670,428

Expenses:
Interest expense	$263,223	$187,004	$9,076
Other	23,000	31,015	—

Total expenses	$286,223	$218,019	$9,076

Income before allocated tax benefit (expense) and undistributed income of subsidiary	$595,176	$545,205	$661,352

Allocated income tax benefit (expense)	93,441	74,855	(115)

Income before equity in undistributed income of subsidiary	$688,617	$620,060	$661,237

Equity in undistributed income of subsidiary	2,412,149	2,265,435	1,745,815

Net income	$3,100,766	$2,885,495	$2,407,052

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

(Parent Corporation Only)

Statements of Cash Flows (Condensed)

Three Years Ended December 31, 2005

	2005	2004	2003
Cash Flows from Operating Activities
Net income	$3,100,766	$2,885,495	$2,407,052
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) in other assets	(41,559)	(45,277)	(234,168)
Deferred tax provision	3,340	6,683	6,682
Undistributed earnings of subsidiary	(2,412,149)	(2,265,435)	(1,745,815)
Increase (decrease) in liabilities	20,718	(7,987)	1,123

Net cash provided by operating activities	$671,116	$573,479	$434,874

Cash Flows from Investing Activities,
Investment in subsidiary	$—	$—	$(4,000,000)

Cash Flows from Financing Activities
Proceeds from issuance of trust preferred capital notes	$—	$—	$4,124,000
Cash dividends paid	(872,371)	(747,240)	(660,940)
Net proceeds from issuance of common stock	199,014	130,943	104,110
Cash paid for fractional shares	(163)	(78)	(6)

Net cash provided by (used in) financing activities	$(673,520)	$(616,375)	$3,567,164

Increase (decrease) in cash and cash equivalents	$(2,404)	$(42,896)	$2,038
Cash and Cash Equivalents
Beginning	139,533	182,429	180,391

Ending	$137,129	$139,533	$182,429

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the town of Tappahannock, State of Virginia, on March 30, 2006.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

By:	/S/ BRUCE E. THOMAS
Bruce E. Thomas Senior Vice President and Chief Financial Officer

Date: March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE	TITLE

/S/ GEORGE M. LONGEST, JR. George M. Longest, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ BRUCE E. THOMAS Bruce E. Thomas	Senior Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)

/S/ ALEXANDER F. DILLARD, JR. Alexander F. Dillard, Jr.	Chairman of the Board

/S/ R. HARDING BALL R. Harding Ball	Director

/S/ R. TYLER BLAND, III R. Tyler Bland, III	Director

/S/ L. MCCAULEY CHENAULT L. McCauley Chenault	Director

/S/ FRANCES H. ELLIS Frances H. Ellis	Director

/S/ GEORGE B. ELLIOTT George B. Elliott	Director

/S/ PAGE E. HUGHES Page E. Hughes	Director

/S/ PAGE EMERSON HUGHES Page Emerson Hughes	Director

/S/ PHILIP T. MINOR Philip T. Minor	Director

1