Form 10-Q
period 2006-03-31
BOE FINANCIAL SERVICES OF VIRGINIA INC
filed 2006-05-15
CIK 1109848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1)filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of May 9, 2006.

Class	Outstanding at May 9, 2006
Common Stock, $5.00 par value	1,199,638

BOE Financial Services of Virginia, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Balance Sheets

(in Thousands except share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$4,959	$7,365
Securities available for sale, at fair value	51,714	52,393
Securities held to maturity (fair value $2,923 in 2006 and $2,933 in 2005)	3,000	3,000
Equity Securities, restricted, at cost	1,552	1,188
Loans held for resale	844	0

Loans	190,095	182,456
Less: Allowance for loan losses	(2,346)	(2,249)

Net loans	187,749	180,207

Bank premises and equipment, net	8,940	7,656
Accrued interest receivable	1,352	1,191
Intangible assets, net	619	650
Other assets	8,005	8,281

Total assets	$268,734	$261,931

See accompanying notes to consolidated financial statements.

Page: 1

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Balance Sheets

			March 31, 2006	December 31, 2005
			(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing deposits			$27,921	$30,791
Interest bearing deposits			191,969	192,341

Total deposits			219,890	223,132
Federal funds purchased			4,391	1,810
Federal Home Loan Bank advances			12,000	5,000
Accrued interest payable			571	526
Other liabilities			960	1,105
Trust preferred capital notes			4,124	4,124

Total liabilities			241,936	235,697

Commitments and Contingent Liabilities
Stockholders’ equity
Common stock, $5.00 par value			5,995	5,990

	3/31/06	12/31/05
Shares authorized	10,000,000	10,000,000
Shares outstanding	1,199,137	1,198,059
Paid in capital			5,282	5,264
Accumulated other comprehensive (loss), net			(277)	(80)
Retained earnings			15,798	15,060

Total stockholders’ equity			26,798	26,234

Total liabilities and stockholders’ equity			$268,734	$261,931

See accompanying notes to consolidated financial statements.

Page: 2

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Statements of Earnings

(In Thousands except per share data)

	Three Months Ended
	March 31, 2006	March 31, 2005
	(Unaudited)
Interest Income
Interest and fees on loans	$3,382	$2,731
Interest on federal funds sold	3	15
Interest on U.S. Treasury securities and U.S. Agency Obligations	100	103
Interest on obligations of state and political subdivisions	339	321
Interest on other securities	123	149
Other interest income	9	2

Total interest income	3,956	3,321

Interest Expense
Interest on savings and interest bearing deposits	101	116
Interest on certificates of deposit	1,156	746
Interest on federal funds purchased	63	0
Interest on trust preferred capital notes	78	57
Interest on other borrowed money	69	0

Total interest expense	1,467	919

Net interest income	2,489	2,402
Provision for loan losses	100	80

Net interest income after provision for loan losses	2,389	2,322

Noninterest Income
Service charges on deposit accounts	248	221
Securities gains (losses) net	(21)	5
Gains on sale of loans	16	16
Other fee income	43	62
All other noninterest income	116	90

Total noninterest income	402	394

Noninterest Expense
Salaries and employee benefits	1,064	1,023
Premises and fixed assets	216	228
Other expenses	546	528

Total noninterest expense	1,826	1,779

Income before income taxes	965	937
Income taxes	227	216

Net income	$738	$721

Earnings per share, basic	$0.62	$0.61
Earnings per share, diluted	$0.61	$0.60

See accompanying notes to consolidated financial statements.

Page: 3

BOE FINANCIAL SERVICES OF VIRGINIA, Inc.

Consolidated Statements of Cash Flows

(in Thousands)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Cash Flows from Operating Activities
Net income	$738	$721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130	126
Origination of loans held for sale	(1,519)	(243)
Proceeds from sale of loans held for sale	691	489
Provision for loan losses	100	80
Net amortization on securities	47	47
Net loss (gain) on sale of securities	21	(5)
(Gain) on sale of loans	(16)	(16)
(Increase) decrease in accrued interest receivable and other assets	215	(272)
Increase in accrued expenses and other liabilities	(99)	539

Net cash provided by operating activities	308	1,466

Cash Flows from Investing Activities
Proceeds from sale of securities available-for-sale	1,726	0
Proceeds from maturities and calls of securities available-for-sale	1,230	4,069
Purchase of securities available for sale	(2,643)	(3,894)
Purchase of restricted securities	(364)	(10)
Net (increase) in loans to customers	(7,642)	(2,518)
Decrease in federal funds sold	0	4,223
Capital expenditures	(1,383)	(43)

Net cash provided by (used in) investing activities	(9,076)	1,827

Cash Flows from Financing Activities
Net (decrease) in deposits	(3,242)	(2,142)
Increase in federal funds purchased	2,581	0
Increase in Federal Home Loan Bank advances	7,000
Issuance of Common Stock	23	38

Net cash provided by used in financing activities	6,362	(2,104)

Net increase (decrease) in cash and cash equivalents	(2,406)	1,189
Cash and Cash Equivalents
Beginning of period	7,365	4,354

End of period	$4,959	$5,543

Supplemental disclosure of cash flow information
Cash paid during the year
Interest	$1,422	$924

Income Taxes	$0	$0

See accompanying notes to consolidated financial statements.

Page: 4

BOE Financial Services of Virginia, Inc.

Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2006 and 2005

(in thousands)

(Unaudited)

	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2004	$5,945	$5,111	$12,831	$794		$24,681
Comprehensive Income:

Net income			721		$721	721
Other comprehensive (loss), net of tax:
Unrealized (loss) on securities available for sale, net of deferred taxes					(577)
Less: Reclassification adjustment, net of tax					(3)

Other comprehensive (loss), net of tax:				(580)	(580)	(580)

Total comprehensive income					141

Issuance of common stock under Employee Stock Option Plan	15	23				38

Balance, March 31, 2005	$5,960	$5,134	$13,552	$214		$24,860

	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2005	$5,990	$5,264	$15,060	$(80)		$26,234
Comprehensive Income:

Net income			738		$738	738
Other comprehensive (loss), net of tax:
Unrealized (loss) on securities available for sale, net of deferred taxes					(211)
Add: Reclassification adjustment, net of tax					14

Other comprehensive income, net of tax:				(197)	(197)	(197)

Total comprehensive income					540

Issuance of common stock under Employee Stock Option Plan	5	18				23

Balance, March 31, 2006	$5,995	$5,282	$15,798	$(277)		$26,798

See accompanying notes to consolidated financial statements.

Page: 5

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. The accounting and reporting policies of BOE Financial Services of Virginia, Inc. (the “Company”) conform to accounting principles generally accepted in the United States of America and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

These financial statements should be read in conjunction with the financial statements and the footnotes included in the Company’s 2005 Annual Report to Shareholders.

2. At March 31, 2006, the Company had stock-based employee compensation plans more fully described in Note 9 of the financial statements included in Form 10-K for the year ended December 31, 2005. The Company accounted for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the periods before January 1, 2006.

Period Ended March 31,	2005
Net income, as reported	$721
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(17)

Pro forma net income	$704

Earnings per share:
Basic-as reported	$0.61

Basic-pro forma	$0.59

Diluted-as reported	$0.60

Diluted-pro forma	$0.59

Effective January 1, 2006, SFAS No. 123R requires the Company to recognize the cost of employee services received in exchange for awards of equity instruments such as stock options based on the fair value of these awards at the date of grant. For the three months ended March 31, 2006, the Company had no stock-based compensation expense as no options were granted and all prior awards were fully vested December 31, 2005.

Stock option plan activity for the three months ended March 31, 2006 is summarized below:

		Weighted Average	Weighted Average Remaining Contractual	Instrinsic Value of Unexercised In-The-
	Shares	Exercise Price	Life (in years)	Money Options
Outstanding, January 1	37,589	$23.87
Exercised	(1,078)	21.62

Outstanding, March 31	36,511	23.94	7.5	$385,600

Exercisable, March 31	36,511	23.94	7.5	$385,600

The intrinsic value of options exersied during the three months ended March 31, 2006 was $16,000

3. Earnings per share are based on the weighted average number of common shares and common stock equivalents outstanding during the applicable periods. Potential dilutive common stock had no effect on income available to common shareholders.

	March 31, 2006		March 31, 2005
	Shares	Per Share	Shares	Per Share
Basic earnings per share	1,198,814	$0.62	1,190,113	$0.61
Effect of dilutive stock options	12,407		13,272

Diluted earnings per share	1,211,221	$0.61	1,203,385	$0.60

4. Loans are shown on the balance sheets net of unearned discounts and the allowance for loan losses. Interest is computed by methods which result in level rates of return on principal. Loans .are charged off when in the opinion of management they are deemed to be uncollectable after taking into consideration such factors as the current financial condition of the customer and the underlying collateral and guarantees. Loan fees and origination costs are deferred and the net amount amortized as an adjustment of the related loans yield using the level yield method. Bank of Essex (the “Bank”), a wholly owned subsidiary of the Company, is amortizing these amounts over the contractual life of the related loans.

Page: 6

5. Defined Benefit Pension Plan

Components of Net Periodic Benefit Cost

Three months ended March 31,

(In Thousands)

	Pension Benefits
	2006	2005
Service cost	$91	$77
Interest cost	61	53
Expected return on plan assets	(65)	(54)
Amortization of prior service cost	1	1
Amortization of net obligation at transition	(1)	(1)
Amortization of net loss	14	14

Net periodic benefit cost	$101	$90

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $177,000 to its pension plan in 2006. As of March 31, 2006, no contributions have been made.

6. BOE Financial Services of Virginia, Inc.’s amortized cost and estimated fair values:

(Dollars in thousands)	(unaudited) March 31, 2006	December 2005	(unaudited) March 31, 2005
Loans:
Commercial	$24,175	$22,873	$21,613
Real Estate	125,662	121,296	111,602
Real Estate—construction	34,295	32,084	22,455
Installment & other loans	5,963	6,203	6,431

Total loans	190,095	182,456	162,101
Less allowance for loan losses	(2,346)	(2,249)	(2,192)

Net loans	$187,749	$180,207	$159,909

7. The Company’s allowance for loan losses was as follows at the dates indicated:

(Dollars in thousands)	(unaudited) March 31, 2006	December 2005	(unaudited) March 31, 2005
Balance January 1	$2,249	$2,088	$2,088
Provision charged against income	100	240	80
Recoveries of loans charged off	18	80	26
Loans charged off	(21)	159	(2)

Balance at end of period	$2,346	$2,249	$2,192

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

Overview

On March 31, 2006 the Company had total assets of $268.7 million, a increase of $6.8 million or 2.6% from $261.9 million at December 31, 2005. Total assets at March 31, 2005 were $235.4 million. The March 31, 2006 total assets figure represents an increase of 14.2% or $33.3 million over one year ago. Total loans amounted to $190.1 million on March 31, 2006, an increase of $7.6 million or 4.2% over December 31, 2005 total loans of $182.5 million. The March 31, 2006 figure represents an increase of $28.0 million or 17.3% over total loans of $162.1 million on March 31, 2005. The Company’s securities portfolio decreased $679,000 or 1.3% from $55.4 million at December 31, 2005 to $54.7 million at March 31, 2006. Total securities were $56.9 million on March 31, 2005. The Company had Federal Funds purchased of $4.4 million on March 31, 2006, $1.8 million on December 31, 2005 and Federal Funds sold of $841,000 on March 31, 2005.

Page: 8

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under SFAS 115. The market value of the March 31, 2006 securities AFS portfolio was $51.7 million compared to $52.4 million at December 31, 2005 and $53.9 million at March 31, 2005. The impact of the change in market value of AFS securities, net of deferred income taxes, is reflected in the Statement of Changes in Stockholder’s Equity under Accumulated Other Comprehensive Income. On March 31, 2006, $423,000 represented the Company’s net unrealized loss on AFS securities compared to $121,000 at December 31, 2005 and a net unrealized gain of $323,000 at March 31, 2005.

Total deposits at March 31, 2006 were $219.9 million. This $3.24 million decrease is 1.5% less than total deposits of $223.1 million at December 31, 2005 and $15.1 million, or 7.4% greater than total deposits of $204.8 million at March 31, 2005.

Stockholder’s equity at March 31, 2006 was $26.8 million and represented 10.0% of total assets. Stockholder’s equity was $26.2 million, or 10.0% of total assets at December 31, 2005 and $24.9 million, or 10.6% of total assets at March 31, 2005.

Results of Operations

Net Income

Net income was $738,000 for the first quarter of 2006, or $0.61 per diluted share. This compares to net income of $721,000, or $0.60 per diluted share in the first quarter of 2005. The increase in earnings through one quarter of 2006 over 2005 was $17,000, or 2.4%.

The increase in earnings was primarily attributable to an increase of 3.6%, or $87,000 in net interest income. Net interest income was $2,489,000 in the first quarter of 2006 compared to net interest income of $2,402,000 for the same period in 2005 and increased due to higher loan volumes of 17.3%. Additionally, noninterest income increased $8,000, or 2.0%, to $402,000 in the first quarter of 2006 compared to $394,000 for the same period in 2005.

Net Interest Income

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At March 31, 2006, the Company’s interest-earning assets exceeded its interest-bearing liabilities by approximately $32.4 million, compared with a $36.6 million excess one year ago. Net interest margins on a fully tax equivalent basis were 4.30% through March 31, 2006 compared to 4.47% through March 31, 2005. The decrease in net interest margin was the result of an increase 58 basis points in yield on total earning assets coupled with an decrease of 75 basis points in the cost of total sources of funds. The Company’s yield on average earning assets, on a fully tax equivalent and annualized basis, was 6.60% for the first three months of 2006 compared to 6.02% for the first three months of 2005. Total sources of funds were 2.30% for the first three months of 2006 compared to 1.55% for the same period in 2005.

The Company’s loan-to-deposit ratio was 84.3%, on average, through the first three months of 2006 compared to 77.9% for the same period in 2005. On March 31, 2006, the Company’s loan-to-deposit ratio was 86.5% compared to 81.8% on December 31, 2005 and 79.1% on March 31, 2005.

Provision for Credit Losses

The Company’s provision for credit losses increased $20,000 to $100,000 for the first quarter of 2006 compared to $80,000 in the first quarter of 2005. Net charge-offs of $3,000 in the first quarter of 2006 compared to net recoveries on loans of $24,000 in the first quarter of 2005.

Page: 9

Noninterest Income

Noninterest income, including net gains and losses on securities, was $402,000 in the first quarter of 2006 compared to $394,000 in the same period of 2005. This represents an increase of 2.0%, or $8,000. Service charges on deposit accounts were $248,000 in the first quarter of 2006 and $221,000 in the first quarter of 2005. This is an increase of 12.2%, or $27,000. The increase was the result of higher levels of demand deposit accounts utilizing the Company’s automated program for overdrafts, which provides fee income. Securities gains/(losses) also decreased in the first quarter of 2006 to a $21,000 loss compared to a $5,000 gain for the first quarter of 2005. All other noninterest income increased 28.9% or $26,000, from $90,000 in the first quarter of 2005 to $116,000 in the first quarter of 2006. Other fee income decreased 30.6%, from $62,000 in the first quarter of 2005 to $43,000 in the first quarter of 2006.

Noninterest Expenses

Noninterest expenses were $1.8 million and increased $47,000, or 2.6%, in the first quarter of 2006 compared to 2005. Other expenses increased, $18,000, from $528,000 in the first quarter of 2005 to $546,000 in the first quarter of 2006. Salaries and employee benefits increased $41,000, or 4.0%, from $1.0 million in the first quarter of 2005 to $1.1 million in the first quarter of 2006. Premises and fixed assets decreased $12,000, or 5.3%, from $228,000 in the first quarter of 2005 to $216,000 in the first quarter of 2006.

Income Taxes

Income tax expense through March 31, 2006 was $227,000. This represents an $11,000, or 5.1% increase over $216,000 in income tax expense for the same period in 2005.

Asset Quality

The Company’s allowance for credit losses totaled $2.3 million on March 31, 2006 or 1.23% of total loans. On December 31, 2005, the allowance for credit losses totaled $2.2 million and was 1.23% of total loans. On March 31, 2005, the allowance for credit losses was $2.2 million and was 1.35% of total loans.

On March 31, 2006, the Company had nonaccruing assets of $37,000 compared to $139,000 on March 31, 2005. Loans past due and still accruing interest totaled $121,000 on March 31, 2006 compared to $164,000 on March 31, 2005.

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

Page: 10

The Company’s ratio of total capital to risk-weighted assets was 15.40% on March 31, 2006 compared to 17.12 on March 31, 2005. Its ratio of Tier 1 Capital to risk-weighted assets was 14.49% on March 31, 2006 and 15.88% on March 31, 2005. The Company’s leverage ratio (Tier I capital to average adjusted total assets) was 11.69% on March 31, 2006 and 11.87% on March 31, 2005. These ratios exceed regulatory minimums. The Company issued trust preferred subordinated debt that qualifies as regulatory capital in the fourth quarter of 2003. This trust preferred debt has a 30-year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.00% and was priced at % in the first quarter of 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123R (revised 2004), “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of FAS 123R (as amended by the SEC) was for annual periods beginning after June 15, 2005. The provisions of FAS 123R do not have an impact on the Company’s results of operations at the present time.

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

Page: 12

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

Page: 13

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

No material change from risk factors previously disclosed in Form 10-K.

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

BOE Financial Services of Virginia, Inc.
(Registrant)

5/15/06	By:	/s/ George M. Longest, Jr.
(Date)		(Signature)
George M. Longest, Jr.
President and Chief Executive Officer

5/15/06	By:	/s/ Bruce E. Thomas
(Date)		(Signature)
Bruce E. Thomas
Secretary, Vice President & Chief Financial Officer

Page: 16