Form 10-Q/A
period 2006-03-31
BOE FINANCIAL SERVICES OF VIRGINIA INC
filed 2006-05-19
CIK 1109848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The Registrant is filing the Amendment No. 1 on Form 10-Q/A in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, solely for the purpose of: 1.) amending the cover page disclosure to indicate that the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐ and 2.) to amend the “Earnings Simulation Analysis” data under Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK to reflect data modeling market risk to net interest income and net economic value as of March 31, 2006 for the Registrant’s Form 10-Q filed on May 15, 2006 for the quarter ended March 31, 2006.

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

The Company uses its simulation model to estimate earnings in rate environments where rates ramp up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12 month time horizon by applying 12-month shock versus the implied forward rates of 200 basis points up and down. The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled as of March 31, 2006:

	Change in Net Interest Income
Change in Yield Curve	(Percent)	($ in thousands)
+200 basis points	3.02%	$361
Most likely rate scenario	0.00%	—
-200 basis points	-4.14%	-495

Page: 12

Economic Value Simulation

Economic value simulation is used to determine the estimated fair value of assets and liabilities over different interest rate scenarios. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate scenarios is an indication of the longer term earnings sensitivity capability of the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The economic value simulation uses simultaneous rate shocks to the balance sheet, whereas the earnings simulation uses rate schock over 12 months. The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation as of March 31, 2006:

	Change in Economic Value of Equity
Change in Yield Curve	(Percent)	($ in thousands)
+200 basis points	-12.62%	$-4,692
Most likely rate scenario	0.00%	—
-200 basis points	4.77%	1,771

Page: 13

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

BOE Financial Services of Virginia, Inc.
(Registrant)

5/19/06	By:	/s/ George M. Longest, Jr.
(Date)		(Signature)
George M. Longest, Jr.
President and Chief Executive Officer

5/19/06	By:	/s/ Bruce E. Thomas
(Date)		(Signature)
Bruce E. Thomas
Secretary, Senior Vice President & Chief Financial Officer

Page: 15