Form 10-Q
period 2006-06-30
BOE FINANCIAL SERVICES OF VIRGINIA INC
filed 2006-08-14
CIK 1109848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of August 9, 2006.

Class	Outstanding at August 9, 2006
Common Stock, $5.00 par value	1,201,836

BOE Financial Services of Virginia, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Balance Sheets

(in Thousands except share data)	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$8,306	$7,365
Securities available for sale, at fair value	52,679	52,393
Securities held to maturity (fair value $2,852 in 2006 and $2,933 in 2005)	3,000	3,000
Equity Securities, restricted, at cost	1,553	1,188

Loans	188,526	182,456
Less: Allowance for loan losses	(2,388)	(2,249)

Net loans	186,138	180,207

Bank premises and equipment, net	10,601	7,656
Accrued interest receivable	1,234	1,191
Intangible assets, net	587	650
Other assets	6,534	8,281

Total assets	$270,632	$261,931

See accompanying notes to consolidated financial statements.

Page: 1

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Balance Sheets

			June 30, 2006	December 31, 2005
			(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Noninterest bearing deposits			$27,312	$30,791
Interest bearing deposits			196,284	192,341

Total deposits			223,596	223,132

Federal funds purchased			2,708	1,810
Federal Home Loan Bank advances			12,000	5,000
Accrued interest payable			691	526
Other liabilities			517	1,105
Trust preferred capital notes			4,124	4,124

Total liabilities			243,636	235,697

Commitments and Contingent Liabilities
Stockholders’ equity
Common stock, $5.00 par value			6,007	5,990

	6/30/06	12/31/05
Shares authorized	10,000,000	10,000,000
Shares outstanding	1,201,492	1,198,059
Additional paid in capital			5,340	5,264
Accumulated other comprehensive (loss), net			(458)	(80)
Retained earnings			16,107	15,060

Total stockholders’ equity			26,996	26,234

Total liabilities and stockholders’ equity			$270,632	$261,931

See accompanying notes to consolidated financial statements.

Page: 2

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Statements of Income

(In Thousands except per share data)

	Three Months Ended
	June 30, 2006	June 30, 2005
	(Unaudited)
Interest Income
Interest and fees on loans	$3,632	$2,911
Interest on federal funds sold	10	20
Interest on U.S. Treasury securities and U.S. Agency Obligations	99	102
Interest on obligations of state and political subdivisions	337	336
Interest on other securities	123	135
Other interest income	0	3

Total interest income	4,201	3,507

Interest Expense
Interest on savings and interest bearing deposits	101	114
Interest on certificates of deposit	1,320	803
Interest on federal funds purchased	24	15
Interest on long – term debt	136	23
Interest on trust preferred capital notes	83	77

Total interest expense	1,664	1,032

Net interest income	2,537	2,475
Provision for loan losses	25	75

Net interest income after provision for loan losses	2,512	2,400

Noninterest Income
Service charges on deposit accounts	274	247
Securities gains -net	3	3
Gains on sale of loans	33	15
Other fee income	58	36
All other noninterest income	124	99

Total noninterest income	492	400

Noninterest Expense
Salaries and employee benefits	1,107	1,046
Premises and fixed assets	269	240
Intangible premium amortization	32	32
Other expenses	619	517

Total noninterest expense	2,027	1,835

Income before income taxes	977	965
Income taxes	211	227

Net income	$766	$738

Earnings per share, basic	$0.64	$0.62
Earnings per share, diluted	$0.63	$0.61

See accompanying notes to consolidated financial statements.

Page: 3

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Statements of Income

(In Thousands except per share data)

	Six Months Ended
	June 30, 2006	June 30, 2005
	(Unaudited)
Interest Income
Interest and fees on loans	$7,014	$5,642
Interest on federal funds sold	13	35
Interest on U.S. Treasury securities and U.S. Agency Obligations	199	205
Interest on obligations of state and political subdivisions	676	657
Interest on other securities	246	284
Other interest income	9	5

Total interest income	8,157	6,828

Interest Expense
Interest on savings and interest bearing deposits	202	230
Interest on certificates of deposit	2,476	1,549
Interest on federal funds purchased	87	15
Interest on long – term debt	205	23
Interest on trust preferred capital notes	161	134

Total interest expense	3,131	1,951

Net interest income	5,026	4,877
Provision for loan losses	125	155

Net interest income after provision for loan losses	4,901	4,722

Noninterest Income
Service charges on deposit accounts	522	468
Securities gains (losses)-net	(18)	8
Gains on sale of loans	49	31
Other fee income	101	98
All other noninterest income	240	189

Total noninterest income	894	794

Noninterest Expense
Salaries and employee benefits	2,171	2,069
Premises and fixed assets	485	468
Intangible premium amortization	63	63
Other expenses	1,134	1,014

Total noninterest expense	3,853	3,614

Income before income taxes	1,942	1,902
Income taxes	438	443

Net income	$1,504	$1,459

Earnings per share, basic	$1.25	$1.22
Earnings per share, diluted	$1.24	$1.21

See accompanying notes to consolidated financial statements.

Page: 4

BOE FINANCIAL SERVICES OF VIRGINIA, Inc.

Consolidated Statements of Cash Flows

(in Thousands)

	Six Months Ended June 30,
	2006	2005
	(Unaudited)
Cash Flows from Operating Activities
Net income	$1,504	$1,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	275	252
(Gain) on sale of loans	(49)	(31)
Origination of loans held for sale	(3,806)	(1,805)
Proceeds from sale of loans held for sale	3,855	1,728
Provision for loan losses	125	155
Net amortization on securities	95	99
Net (gain) loss on sale of securities	18	(8)
(Increase) decrease in accrued interest receivable and other assets	1,899	(72)
Increase (decrease) in accrued expenses and other liabilities	(423)	126

Net cash provided by operating activities	3,493	1,903

Cash Flows from Investing Activities
Proceeds from sale of securities available-for-sale	3,699	1,970
Proceeds from maturities and calls of securities available-for-sale	1,656	3,320
Purchase of securities available for sale	(6,327)	(6,895)
Purchase of restricted securities	(365)	(235)
Net (increase) in loans to customers	(6,056)	(14,299)
Decrease in federal funds sold	0	5,064
Purchase of Bank Owned Life Insurance	0	(3,667)
Capital expenditures	(3,157)	(114)

Net cash (used in) investing activities	(10,550)	(14,856)

Cash Flows from Financing Activities
Net increase in deposits	464	5,937
Issuance of Common Stock	93	106
Increase in federal funds purchased	898	4,437
Increase in FHLB advances	7,000	5,000
Dividends paid	(457)	(417)

Net cash provided by financing activities	7,998	15,063

Net increase in cash and cash equivalents	941	2,110
Cash and Cash Equivalents
Beginning of period	7,365	4,354

End of period	$8,306	$6,464

Supplemental disclosure of cash flow information
Cash paid during the year
Interest	$2,966	$1,895

Income Taxes	$525	$200

See accompanying notes to consolidated financial statements.

Page: 5

BOE Financial Services of Virginia, Inc.

Statement of Changes in Stockholders’ Equity

For the Six Month Periods Ended June 30, 2006 and 2005

(in thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2004	$5,945	$5,111	$12,831	$794		$24,681
Comprehensive Income:

Net income			1,459		$1,459	1,459
Other comprehensive (loss), net of tax:
Unrealized loss on securities available for sale, net of deferred taxes					(404)
Less: Reclassification adjustment, net of tax					(5)

Other comprehensive (loss), net of tax:				(409)	(409)	(409)

Total comprehensive income					1,050

Cash dividends, $0.35			(417)			(417)
Issuance of common stock	30	76				106

Balance, June 30, 2005	$5,975	$5,187	$13,873	$385		$25,420

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Comprehensive Income	Total
Balance, December 31, 2005	$5,990	$5,264	$15,060	$(80)		$26,234
Comprehensive Income:
Net income			1,504		$1,504	1,504
Other comprehensive (loss), net of tax:
Unrealized loss on securities available for sale, net of deferred taxes					(390)
Add: Reclassification adjustment, net of tax					12

Other comprehensive income, net of tax:				(378)	(378)	(378)

Total comprehensive income					1,126

Cash dividends, $0.38			(457)			(457)
Issuance of common stock	17	76				93

Balance, June 30, 2006	$6,007	$5,340	$16,107	$(458)		$26,996

See accompanying notes to consolidated financial statements.

Page: 6

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. The accounting and reporting policies of BOE Financial Services of Virginia, Inc. (the “Company”) conform to accounting principles generally accepted in the United States of America and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three month and six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

These financial statements should be read in conjunction with the financial statements and the footnotes included in the Company’s 2005 Annual Report to Shareholders.

2. At June 30, 2006, the Company had stock-based employee compensation plans more fully described in Note 9 of the financial statements included in Form 10-K for the year ended December 31, 2005. The Company accounted for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation to the periods before January 1, 2006.

	Three months ended June 30, 2005	Three months ended June 30, 2005
Net income, as reported	$738	$1,459
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(18)	(35)

Pro forma net income	$720	$1,424

Earnings per share:
Basic-as reported	$0.62	$1.22
Basic-pro forma	$0.60	$1.20
Diluted-as reported	$0.61	$1.21
Diluted-pro forma	$0.60	$1.18

Effective January 1, 2006, SFAS No. 123R requires the Company to recognize the cost of employee services received in exchange for awards of equity instruments such as stock options based on the fair value of these awards at the date of grant. For the three and six months ended June 30, 2006, the Company had no stock-based compensation expense as no options were granted and all prior awards were fully vested December 31, 2005.

Page: 7

Stock option plan activity for the six months ended June 30, 2006 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Instrinsic Value of Unexercised In-The- Money Options
Outstanding, January 1	37,589	$23.87
Exercised	(3,433)	27.09

Outstanding, June 30,	34,156	23.55	7.25	$284,000

Exercisable, June 30,	34,156	23.55	7.25	$284,000

The intrinsic value of options exercised during the six months ended June 30, 2006 was approximately $21,750.

3. Earnings per share are based on the weighted average number of common shares and common stock equivalents outstanding during the applicable periods. Potential dilutive common stock had no effect on income available to common shareholders. No shares were excluded from the calculation because the effect would be anti-dilutive.

	Six months ended
	June 30, 2006		June 30, 2005
	Shares	Per Share	Shares	Per Share
Basic earnings per share	1,199,776	$1.25	1,191,458	$1.22
Effect of dilutive stock options	11,249		11,474

Diluted earnings per share	1,211,025	$1.24	1,202,932	$1.21

	Three months ended
	June 30, 2006		June 30, 2005
	Shares	Per Share	Shares	Per Share
Basic earnings per share	1,200,315	$0.64	1,192,803	$0.62
Effect of dilutive stock options	10,091		9,675

Diluted earnings per share	1,210,406	$0.63	1,202,478	$0.61

4. The unrealized losses in the investment portfolio as of June 30, 2006 are generally a result of market fluctuations that occur daily. The unrealized losses are from securities that are all of investment grade, backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States. The Corporation has the ability and intent to hold these securities to maturity. Market prices are affected by conditions beyond the control of the Corporation. Investment decisions are made by the management group of the Corporation and reflect the overall liquidity and strategic asset/liability objectives of the Corporation. Management analyzes the securities portfolio frequently and manages the portfolio to provide an overall positive impact to the Corporation’s income statement and balance sheet.

Page: 8

5. Defined Benefit Pension Plan

Components of Net Periodic Benefit Cost

(In Thousands)

	Pension Benefits
	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2005	2004
Service cost	$182	$154	$91	$77
Interest cost	122	106	61	53
Expected return on plan assets	(130)	(108)	(65)	(54)
Amortization of prior service cost	2	2	1	1
Amortization of net obligation at transition	(2)	(2)	(1)	(1)
Amortization of net (gain) loss	28	28	14	14

Net periodic benefit cost	$202	$180	$101	$90

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $177,000 to its pension plan in 2006. As of June 30, 2006, no contributions have been made.

6. Loans are shown on the balance sheets net of unearned discounts and the allowance for loan losses. Interest is computed by methods which result in level rates of return on principal. Loans are charged off when in the opinion of management they are deemed to be uncollectable after taking into consideration such factors as the current financial condition of the customer and the underlying collateral and guarantees. Loan fees and origination costs are deferred and the net amount amortized as an adjustment of the related loans yield using the level yield method. Bank of Essex (the “Bank”), a wholly owned subsidiary of the Company, is amortizing these amounts over the contractual life of the related loans.

(Dollars in thousands)	(unaudited) June 30, 2006	December 2005	(unaudited) June 30, 2005
Loans:
Commercial	$22,672	$22,873	$22,336
Real Estate	128,318	121,296	119,225
Real Estate—construction	31,185	32,084	26,174
Installment & other loans	6,351	6,203	6,115

Total loans	188,526	182,456	173,850
Less allowance for loan losses	(2,388)	(2,249)	(2,235)

Net loans	$186,138	$180,207	$171,615

Page: 9

7. The Company’s allowance for loan losses was as follows at the dates indicated:

(Dollars in thousands)	(unaudited) June 30, 2006	December 2005	(unaudited) June 30, 2005
Balance January 1	$2,249	$2,088	$2,088
Provision charged against income	125	240	155
Recoveries of loans charged off	63	80	78
Loans charged off	(49)	(159)	(86)

Balance at end of period	$2,388	$2,249	$2,235

Page: 10

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

Overview

On June 30, 2006 the Company had total assets of $270.6 million, an increase of $8.7 million, or 3.3%, from $261.9 million at December 31, 2005. Total assets at June 30, 2005 were $253.2 million. The June 30, 2006 total assets figure represents an increase of 6.9%, or $17.5 million, over one year ago. Total loans amounted to $188.5 million on June 30, 2006, an increase of $6.1 million, or 3.3%, over December 31, 2005 total loans of $182.5 million. The June 30, 2006 figure represents an increase of $14.7 million, or 8.4%, over total loans of $173.9 million on June 30, 2005. The Company’s securities portfolio increased $286,000, or 0.5%, from $55.4 million at December 31, 2005 to $55.7 million at June 30, 2006. Total securities were $58.8 million on June 30, 2005. The company had Federal Funds purchased of $2.7 million on June 30, 2006, $1.8 million on December 31, 2005 and Federal Funds purchased of $4.4 million on June 30, 2005.

Page: 11

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under SFAS 115. The market value of the June 30, 2006 securities AFS portfolio was $52.7 million compared to $52.4 million at December 31, 2005 and $55.8 million at June 30, 2005. The impact of the change in market value of AFS securities, net of deferred income taxes, is reflected in the Statement of Changes in Stockholder’s Equity under Accumulated Other Comprehensive Income (Loss). On June 30, 2006, $695,000 represented the Company’s net unrealized loss on AFS securities compared to $121,000 at December 31, 2005 and a net unrealized gain of $584,000 at June 30, 2005.

Total deposits at June 30, 2006 were $223.6 million. This $464,000 decrease is 0.2% less than total deposits of $223.1 million at December 31, 2005 and $10.7 million, or 5.0% greater than total deposits of $212.9 million at June 30, 2005.

Stockholder’s equity at June 30, 2006 was $27.0 million and represented 10.0% of total assets. Stockholder’s equity was $26.2 million, or 10.0% of total assets at December 31, 2005 and $25.4 million, or 10.0% of total assets at June 30, 2005.

On June 30, 2005 the company purchased $3,666,666 in Bank – Owned Life Insurance (BOLI). An Additional $1,333,333 was added on September 21, 2005. The Company does not foresee adding any additional BOLI in the near future. The Board of Directors is using this investment to fund a Supplemental Executive Retirement Program for certain of the Company’s Executive Officers.

Results of Operations

Net Income

Net income for the second quarter of 2006 was $766,000, a 3.8% increase from 2005 second quarter income of $738,000. Fully diluted earnings per common share were $0.63 in the second quarter of 2006 compared to $0.61 in the second quarter of 2005. Tangible book value increased $1.28 to $21.98 per common share on June 30, 2006 compared to $20.70 on June 30, 2005.

This increase in quarterly earnings was primarily attributable to a $92,000 increase in noninterest income and a $62,000 increase in net interest income. Noninterest income was $492,000 in the second quarter of 2006 compared to $400,000 in the same period in 2005. Net interest income increased 2.5%, from $2,475,000 in the second quarter of 2005, to $2,537,000 in the second quarter of 2006. Additionally, the expense provision for loan losses decreased $50,000 for the second quarter of 2006 compared to the same period in 2005. Provision for loan losses was $25,000 for the second quarter of 2006 compared to $75,000 for the same period in 2005. Income tax expense was $211,000 for the second quarter of 2006 compared to $227,000 for the same period in 2005, a decrease of 7.0%, or $16,000. Offsetting these increases to net income was an increase of $192,000, or 10.5%, in noninterest expenses. Noninterest expenses were $2,027,000 in the second quarter of 2006 compared to $1,835,000 in the same period in 2005.

For the six month period ended June 30, 2006, BOE Financial Services of Virginia reported a 3.1%, or $45,000, increase in net income over the same period in 2005. Net income for the six months ended June 30, 2006 was $1,504,000 compared to six month earnings of $1,459,000 in 2005. This increase was primarily the result of a $149,000, or 3.1%, increase in net interest income. Net interest income was $5,026,000 for the first six months of 2006 compared to $4,877,000 for the same period in 2005. This was the result of higher loan volumes and rate increases by the Federal Reserve Board of Governors which, in turn, increased rates on loans tied to the prime rate. Also, noninterest income increased $100,000, or 12.6%, from $794,000 for the six month period ended June 30, 2005 to $894,000 for the six month period ended June 30, 2005. Additionally, income tax expense was $5,000 less for the six month period ended June 30, 2006 compared to the same period in 2005.

Page: 12

Net Interest Income

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At June 30, 2006, the Company’s interest-earning assets exceeded its interest-bearing liabilities by approximately $28.3 million, compared with a $33.5 million excess one year ago. Net interest margins on a fully tax equivalent basis were 4.28% through June 30, 2006 compared to 4.47% through June 30, 2005. The decrease in net interest margin was the result of an increase 64 basis points in yield on total earning assets coupled with an decrease of 83 basis points in the cost of total sources of funds. The Company’s yield on average earning assets, on a fully tax equivalent and annualized basis, was 6.72% for the first six months of 2006 compared to 6.08% for the first six months of 2005. Total sources of funds were 2.44% for the first six months of 2006 compared to 1.61% for the same period in 2005.

The Company’s loan-to-deposit ratio was 84.4%, on average, through the first six months of 2006 compared to 79.0% for the same period in 2005. On June 30, 2006, the Company’s loan-to-deposit ratio was 84.3% compared to 81.8% on December 31, 2005 and 81.7% on June 30, 2005.

Provision for Credit Losses

The Company’s provision for credit losses decreased $50,000 to $25,000 for the second quarter of 2006 compared to $75,000 in the second quarter of 2005. Net charge-offs of $17,000 in the second quarter of 2006 compared to net charge-offs on loans of $32,000 in the second quarter of 2005. For the six month period ended June 30, 2006 provision for credit losses was $125,000, a decrease of 19.4%, or $30,000, from provision for credit losses of $155,000 through six months in 2005. Through six months in 2006 net recoveries were $14,000, represented by charge-offs of $49,000 and recoveries of $63,000.

Noninterest Income

Noninterest income, including net gains and losses on securities, was $492,000 in the second quarter of 2006 compared to $400,000 in the same period of 2005. This represents an increase of 23.0%, or $92,000. Service charges on deposit accounts were $274,000 in the second quarter of 2006 and $247,000 in the second quarter of 2005. This is an increase of 10.9%, or $27,000. The increase was the result of higher levels of demand deposit accounts utilizing the Company’s automated program for overdrafts, which provides fee income. Securities gains/(losses) was $3,000 in both the second quarter of 2005 and 2006. All other noninterest income increased 25.3% or $25,000, from $99,000 in the second quarter of 2005 to $124,000 in the second quarter of 2006. Other fee income increased 61.1%, or $22,000, from $36,000 in the second quarter of 2005 to $58,000 in the second quarter of 2006. Gains on sale of loans increased $18,000, or 120.0%, from $15,000 in the second quarter of 2005 to $33,000 in the second quarter of 2006.

For the six month period ended June 30, 2006 noninterest income of $894,000 was an increase of $100,000, or 12.6%, from noninterest income of $794,000 for the first six months of 2005. Service charges on deposit accounts were $522,000 for the period compared to $468,000 in 2005. This is an increase 11.5%, or $54,000. All other noninterest increased $51,000, or 27.0% and was $240,000 for the first six months of 2006 compared to $189,000 for the same period in 2005. Gains on sales of loans was $49,000 for the first six months of 2006 compared to $31,000 for the same period in 2005, representing an increase of 58.1%, or $18,000. Other fee income increased 3.1%, or $3,000, and was $101,000 for the first six months of 2006 compared to $98,000 for the same period in 2005. Offsetting these increases to total noninterest income was a decrease of $26,000, or 325.0%, in securities gains/(losses) which were a loss of $18,000 in the first six months of 2006 compared to a gain of $8,000 for the first six months of 2005.

Page: 13

Noninterest Expenses

Noninterest expenses were $2.0 million and increased $192,000, or 10.5%, in the second quarter of 2006 compared to 2005. Other expenses increased, $102,000, from $517,000 in the second quarter of 2005 to $619,000 in the second quarter of 2006. Salaries and employee benefits increased $61,000, or 5.8%, from $1.0 million in the second quarter of 2005 to $1.1 million in the second quarter of 2006. Premises and fixed assets increased $29,000, or 12.1%, from $240,000 in the second quarter of 2005 to $269,000 in the second quarter of 2006.

For the six month period ended June 30, 2006 noninterest expenses were $3,853,000, a $239,000, or 6.6%, increase over noninterest expenses of $3,614,000 for the first six months of 2005. Other expenses increased $120,000, or 11.8%, from $1,134,000 for the first six months of 2006 compared to $1,014,000 for the same period in 2005.

Income Taxes

Income tax expense was $211,000 in the second quarter of 2006. This represents a decrease of $16,000, or 7.0%, compared to $227,000 of income tax expense in the second quarter of 2005. Income tax expense for the six month period ended June 30, 2006 was $438,000 compared to $443,000 for the same period in 2005. This represents a decrease of $5,000, of 1.1%.

Asset Quality

The Company’s allowance for credit losses totaled $2,388,000 on June 30, 2006 or 1.27% of total loans. On December 31, 2005, the allowance for credit losses totaled $2.2 million and was 1.23% of total loans. On June 30, 2005, the allowance for credit losses was $2,235,000 and was 1.29% of total loans.

On June 30, 2006, the Company had nonaccruing assets of $54,000 compared to $222,000 on June 30, 2005. Loans past due and still accruing interest totaled $928,000 on June 30, 2006 compared to $44,000 on June 30, 2005.

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

Page: 14

The Company’s ratio of total capital to risk-weighted assets was 13.64%% on June 30, 2006 compared to 15.79 on June 30, 2005. Its ratio of Tier 1 Capital to risk-weighted assets was 12.71% on June 30, 2006 and 14.80% on June 30, 2005. The Company’s leverage ratio (Tier I capital to average adjusted total assets) was 10.00% on June 30, 2006 and 11.73% on June 30, 2005. These ratios exceed regulatory minimums. The Company issued trust preferred subordinated debt that qualifies as regulatory capital in the fourth quarter of 2003. This trust preferred debt has a 30-year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.00% and was priced at 7.97938% in the second quarter of 2006.

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

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement 140” (Statement 156). Statement 156 amends Statement 140 with respect to separately recognized servicing assets and liabilities. Statement 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable. Statement 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing. Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs.

Adoption of Statement 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements.

The Corporation does not expect the adoption of Statement 156 at the beginning of 2007 to have a material impact.

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

Page: 15

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

The Company uses its simulation model to estimate earnings in rate environments where rates ramp up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12 month time horizon by applying 12-month shock versus the implied forward rates of 200 basis points up and down. The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled as of June 30, 2006:

	Change in Net Interest Income
Change in Yield Curve	(Percent)	($ in thousands)
+200 basis points	-1.32%	$(145)
Most likely rate scenario	0.00%	$—
-200 basis points	-0.99%	$(109)

Economic Value Simulation

Economic value simulation is used to determine the estimated fair value of assets and liabilities over different interest rate scenarios. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate scenarios is an indication of the longer term earnings sensitivity capability of the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The economic value simulation uses simultaneous rate shocks to the balance sheet, whereas the earnings simulation uses rate shock over 12 months. The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation as of June 30, 2006:

	Change in Economic Value of Equity
Change in Yield Curve	(Percent)	($ in thousands)
+200 basis points	-13.22%	$(4,541)
Most likely rate scenario	0.00%	$—
-200 basis points	7.34%	$2,523

Page: 16

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual shareholders meeting on May 12, 2006.

Alexander F. Dillard, Jr., Frances H. Ellis and Philip T. Minor, all of the directors nominated for election, were elected to the Board of Directors of the Company to serve until the Annual Meeting to be held in 2009 and until their successors are duly elected.

Votes were cast in the election of directors as follows:

	FOR	AGAINST	ABSTAIN
Alexander F. Dillard, Jr.	918,712	34,638	1,000
Frances H. Ellis	952,369	981	1,000
Philip T. Minor	953,350	0	1,000

Yount, Hyde & Barbour, P.C., Certified Public Accountants, were ratified as the independent auditors of the Company for 2006.

Item 5. Other Information

None

Page: 17

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

Page: 18

Signatures

In accordance with to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOE Financial Services of Virginia, Inc.
(Registrant)

8/14/06	By:	/s/ George M. Longest, Jr.
(Date)		(Signature)
George M. Longest, Jr.
President and Chief Executive Officer

8/14/06	By:	/s/ Bruce E. Thomas
(Date)		(Signature)
Bruce E. Thomas
Secretary, Senior Vice President & Chief Financial Officer

Page: 19