Form 10-Q
period 2006-09-30
BOE FINANCIAL SERVICES OF VIRGINIA INC
filed 2006-11-13
CIK 1109848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of November 9, 2006.

Class	Outstanding at November 9, 2006
Common Stock, $5.00 par value	1,201,836

BOE Financial Services of Virginia, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
(in Thousands except share data)	(Unaudited)
ASSETS
Cash and due from banks	$5,265	$7,365
Federal funds sold	6,016	—
Securities available for sale, at fair value	53,937	52,393
Securities held to maturity(fair value $2,852 in 2006 and $2,933 in 2005)	3,000	3,000
Equity Securities, restricted, at cost	1,553	1,188
Loans held for resale	96	0

Loans	189,720	182,456
Less: Allowance for loan losses	(2,366)	(2,249)

Net loans	187,354	180,207

Bank premises and equipment, net	10,530	7,656
Accrued interest receivable	1,422	1,191
Intangible assets, net	556	650
Other assets	8,241	8,281

Total assets	$277,970	$261,931

See accompanying notes to consolidated financial statements.

Page: 1

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Balance Sheets

			September 30, 2006	December 31, 2005
			(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing deposits			$29,815	$30,791
Interest bearing deposits			202,276	192,341

Total deposits			232,091	223,132
Federal funds purchased			0	1,810
Federal Home Loan Bank advances			12,000	5,000
Accrued interest payable			883	526
Other liabilities			771	1,105
Trust preferred capital notes			4,124	4,124

Total liabilities			249,869	235,697

Commitments and Contingent Liabilities
Stockholders’ equity
Common stock, $5.00 par value			6,019	5,990

	9/30/06	12/31/05
Shares authorized	10,000,000	10,000,000
Shares outstanding	1,203,857	1,198,059
Additional paid in capital			5,386	5,264
Accumulated other comprehensive (loss),net			(118)	(80)
Retained earnings			16,814	15,060

Total stockholders’ equity			28,101	26,234

Total liabilities and stockholders’ equity			$277,970	$261,931

See accompanying notes to consolidated financial statements.

Page: 2

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Statements of Income

	Three Months Ended
	September 30, 2006	September 30, 2005
(In Thousands except per share data)	(Unaudited)
Interest Income
Interest and fees on loans	$3,701	$3,175
Interest on federal funds sold	28	2
Interest on U.S. Treasury securities and U.S. Agency Obligations	99	105
Interest on obligations of state and political subdivisions	349	352
Interest on other securities	112	110
Other interest income	1	3

Total interest income	4,290	3,747

Interest Expense
Interest on savings and interest bearing deposits	134	109
Interest on certificates of deposit	1,452	928
Interest on federal funds purchased	4	47
Interest on long – term debt	135	48
Interest on trust preferred capital notes.	83	110

Total interest expense	1,808	1,242

Net interest income	2,482	2,505
Provision for loan losses	0	5

Net interest income after provision for loan losses	2,482	2,500

Noninterest Income
Service charges on deposit accounts	257	260
Gains on sale of loans	31	34
Securities (losses), net	(1)	0
Other fee income	48	64
All other non interest income	130	75

Total non interest income	465	433

Non interest Expense
Salaries and employee benefits	1,129	1,060
Premises and fixed assets	315	255
Intangible premium amortization	31	31
Other expenses	532	541

Total noninterest expense	2,007	1,887

Income before income taxes	940	1,046
Income taxes	234	240

Net income	$706	$806

Earnings per share, basic	$0.59	$0.67
Earnings per share, diluted	$0.58	$0.67

See accompanying notes to consolidated financial statements.

Page: 3

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Statements of Income

	Nine Months Ended
	September 30, 2006	September 30, 2005
(In Thousands except per share data)	(Unaudited)
Interest Income
Interest and fees on loans	$10,715	$8,817
Interest on federal funds sold	41	37
Interest on U.S. Treasury securities and U.S. Agency Obligations	298	310
Interest on obligations of state and political subdivisions	1,025	1,009
Interest on other securities	358	394
Other interest income	7	8

Total interest income	12,444	10,575

Interest Expense
Interest on savings and interest bearing deposits	336	339
Interest on certificates of deposit	3,928	2,477
Interest on federal funds purchased	91	62
Interest on long – term debt	340	71
Interest on trust preferred capital notes	244	244

Total interest expense	4,939	3,193

Net interest income	7,505	7,382
Provision for loan losses	125	160

Net interest income after provision for loan losses	7,380	7,222

Noninterest Income
Service charges on deposit accounts	779	728
Securities gains(losses)-net	(19)	8
Gains on sale of loans	80	65
Other fee income	149	162
All other noninterest income	373	264

Total noninterest income	1,362	1,227

Noninterest Expense
Salaries and employee benefits	3,300	3,129
Premises and fixed assets	800	723
Intangible premium amortization	94	94
Other expenses	1,666	1,555

Total noninterest expense	5,860	5,501

Income before income taxes	2,882	2,948
Income taxes	672	683

Net income	$2,210	$2,265

Earnings per share, basic	$1.84	$1.90
Earnings per share, diluted	$1.83	$1.88

See accompanying notes to consolidated financial statements.

Page: 4

BOE FINANCIAL SERVICES OF VIRGINIA, Inc.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2006	2005
(in Thousands)	(Unaudited)
Cash Flows from Operating Activities
Net income	$2,210	$2,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	449	380
Origination of loans held for sale	(5,351)	(3,354)
Proceeds from sale of loans held for sale	5,335	3,562
Provision for loan losses	125	160
Net amortization on securities	141	149
Net (gain)/loss on sale of securities	19	(8)
(Gain) on sale of loans	(80)	(65)
Net loss on disposal of equipment	10	—
(Increase) decrease in accrued interest receivable and other assets	(171)	208
Increase in accrued expenses and other liabilities	23	12

Net cash provided by operating activities	2,710	3,309

Cash Flows from Investing Activities
Proceeds from sale of securities available-for-sale	3,089	1,970
Proceeds from maturities and calls of securities available-for-sale	2,844	5,120
Purchase of securities available for sale	(7,695)	(7,715)
Purchase of restricted securities	(365)	(355)
Net (increase) in loans to customers	(7,272)	(20,774)
Decrease (increase) in federal funds sold	(6,016)	5,064
Purchase of Bank Owned Life Insurance	—	(5,500)
Capital expenditures	(3,239)	(175)

Net cash (used in)investing activities	(18,654)	(22,365)

Cash Flows from Financing Activities Net increase in deposits	8,959	10,743
Issuance of Common Stock	151	118
Increase(decrease) in federal funds purchased.	(1,810)	5,083
Increase in FHLB Advances	7,000	—
Increase in long – term debt	—	5,000
Dividends paid	(456)	(417)

Net cash provided by financing activities	13,844	20,527

Net increase(decrease) in cash and cash equivalents	(2,100)	1,471
Cash and Cash Equivalents
Beginning of period	7,365	4,354

End of period	$5,265	$5,825

Supplemental disclosure of cash flow information Cash paid during the year
Interest	$4,582	$2,847

Income Taxes	$685	$465

See accompanying notes to consolidated financial statements.

Page: 5

BOE Financial Services of Virginia, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Month Periods Ended September 30, 2006 and 2005

(in thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Comprehensive Income	Total
Balance, December 31, 2004	$5,945	$5,111	$12,831	$794		$24,681
Comprehensive Income:
Net income			2,265		$2,265	2,265
Other comprehensive loss, net of tax:
Unrealized loss on securities available for sale, net of deferred taxes					(493)
Add: Reclassification adjustment, net of tax					(5)

Other comprehensive loss, net of tax:				(498)	(498)	(498)

Total comprehensive income					$1,767

Cash dividends, $0.35 per share			(417)			(417)
Issuance of common stock	34	84				118

Balance, September 30, 2005	$5,979	$5,195	$14,679	$296		$26,149

Balance, December 31, 2005	$5,990	$5,264	$15,060	$(80)		$26,234
Comprehensive Income:
Net income			2,210		$2,210	2,210
Other comprehensive loss, net of tax:
Unrealized loss on securities available for sale, net of deferred taxes					(50)
Add: Reclassification adjustment, net of tax					12

Other comprehensive loss, net of tax:				(38)	(38)	(38)

Total comprehensive income					$2,172

Cash dividends, $0.38 per share			(456)			(456)
Issuance of common stock	29	122				151

Balance, September 30, 2006	$6,019	$5,386	$16,814	$(118)		$28,101

See accompanying notes to consolidated financial statements.

Page: 6

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. The accounting and reporting policies of BOE Financial Services of Virginia, Inc. (the “Company”) conform to accounting principles generally accepted in the United States of America and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

These financial statements should be read in conjunction with the financial statements and the footnotes included in the Company’s 2005 Annual Report on Form 10-K.

2. At September 30, 2006, the Company had stock-based employee compensation plans more fully disclosed in Note 9 of the financial statements included in Form 10-K for the year ended December 31, 2005. The Company previously accounted for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation to the periods before January 1, 2006.

(in thousands)	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income, as reported	$806	$2,265
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(18)	(53)

Pro forma net income	$788	$2,212

Earnings per share:
Basic-as reported	$0.67	$1.90
Basic-pro forma	$0.66	$1.85
Diluted-as reported	$0.67	$1.88
Diluted-pro forma	$0.65	$1.84

Effective January 1, 2006, SFAS No. 123R requires the Company to recognize the cost of employee services received in exchange for awards of equity instruments such as stock options based on the fair value of these awards at the date of grant. For the three and nine months ended September 30, 2006, the Company had no stock-based compensation expense as no options were granted and all prior awards were fully vested December 31, 2005.

Page: 7

Stock option plan activity for the nine months ended September 30, 2006 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value of Unexercised In-The- Money Options
Outstanding, January 1	37,589	$23.87
Exercised	(4,281)	23.80

Outstanding, September 30,	33,308	23.88	7.00	$237,000

Exercisable, September 30,	33,308	23.88	7.00	$237,000

The intrinsic value of options exercised during the nine months ended September 30, 2006 was approximately $40,500.

3. Earnings per share are based on the weighted average number of common shares and common stock equivalents outstanding during the applicable periods. Potential dilutive common stock had no effect on income available to common shareholders. No shares were excluded from the calculation because the effect would be anti-dilutive.

	Nine months ended
	September 30, 2006		September 30, 2005
	Shares	Per Share	Shares	Per Share
Basic earnings per share	1,200,259	$1.84	1,192,606	$1.90
Effect of dilutive stock options	10,188		10,746

Diluted earnings per share	1,210,447	$1.83	1,203,352	$1.88

	Three months ended
	September 30, 2006		September 30, 2005
	Shares	Per Share	Shares	Per Share
Basic earnings per share	1,202,243	$0.59	1,195,268	$0.67
Effect of dilutive stock options	8,065		9,292

Diluted earnings per share	1,210,308	$0.58	1,204,560	$0.67

4. The unrealized losses in the investment portfolio as of September 30, 2006 are generally a result of market fluctuations that occur daily. The unrealized losses are from securities that are all of investment grade, backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States. The Company has the ability and intent to hold these securities to maturity. Market prices are affected by conditions beyond the control of the Company. Investment decisions are made by the management group of the Company and reflect the overall liquidity and strategic asset/liability objectives of the Company. Management analyzes the securities portfolio frequently and manages the portfolio to provide an overall positive impact to the Company’s income statement and balance sheet.

Page: 8

5. Defined Benefit Pension Plan

Components of Net Periodic Benefit Cost

	Pension Benefits
	Nine Months Ended September 30,		Three Months Ended September 30,
(In Thousands)	2006	2005	2006	2005
Service cost	$273	$231	$91	$77
Interest cost	183	159	61	53
Expected return on plan assets	(195)	(162)	(65)	(54)
Amortization of prior service cost	3	3	1	1
Amortization of net obligation at transition	(3)	(3)	(1)	(1)
Amortization of net (gain) loss	42	42	14	14

Net periodic benefit cost	$303	$270	$101	$90

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $177,000 to its pension plan in 2006. As of September 30, 2006, no contributions have been made.

6. Loans are shown on the balance sheets net of unearned discounts and the allowance for loan losses. Interest is computed by methods which result in level rates of return on principal. Loans are charged off when in the opinion of management they are deemed to be uncollectible after taking into consideration such factors as the current financial condition of the customer and the underlying collateral and guarantees. Loan fees and origination costs are deferred and the net amount amortized as an adjustment of the related loans yield using the level yield method. Bank of Essex (the “Bank”), a wholly owned subsidiary of the Company, is amortizing these amounts over the contractual life of the related loans.

(Dollars in thousands)	(unaudited) September 30, 2006	December 31, 2005	(unaudited) September 30, 2005
Loans:
Commercial	$24,672	$22,873	$23,486
Real Estate	126,578	121,296	120,730
Real Estate—construction	32,328	32,084	29,683
Installment & other loans	6,142	6,203	6,417

Total loans	189,720	182,456	180,316
Less allowance for loan losses	(2,366)	(2,249)	(2,231)

Net loans	$187,354	$180,207	$178,085

Page: 9

7. The Company’s allowance for loan losses was as follows at the dates indicated:

(Dollars in thousands)	(unaudited) September 30, 2006	December 2005	(unaudited) September 31, 2005
Balance January 1	$2,249	$2,088	$2,088
Provision charged against income	125	240	160
Recoveries of loans charged off	81	80	97
Loans charged off	(89)	(159)	(114)

Balance at end of period	$2,366	$2,249	$2,231

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

Overview

At September 30, 2006, the Company had total assets of $278.0 million, an increase of $16.0 million, or 6.1%, from $261.9 million at December 31, 2005. Total assets at September 30, 2005 were $259.4 million. The September 30, 2006 total assets figure represents an increase of 7.1%, or $18.5 million, over one year ago. Total loans amounted to $189.7 million on September 30, 2006, an increase of $7.3 million, or 4.0%, over December 31, 2005 total loans of $182.5 million. The September 30, 2006 figure represents an increase of $9.4 million, or 5.2%, over total loans of $180.3 million on September 30, 2005. The Company’s securities portfolio increased $1.5 million or 2.8%, from $55.4 million at December 31, 2005 to $56.9 million at September 30, 2006. Total securities were $57.7 million on September 30, 2005. The Company had Federal Funds sold of $6.0 million on September 30, 2006 and Federal Funds purchased of $1.8 million on December 31, 2005 and $5.1 million on September 30, 2005.

Page: 11

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under SFAS 115. The market value of the September 30, 2006 securities AFS portfolio was $53.9 million compared to $52.4 million at December 31, 2005 and $54.7 million at September 30, 2005. The impact of the change in market value of AFS securities, net of deferred income taxes, is reflected in the Statement of Changes in Stockholder’s Equity under Accumulated Other Comprehensive Income. On September 30, 2006, $181,000 represented the Company’s net unrealized loss on AFS securities compared to $121,000 at December 31, 2005 and a net unrealized gain of $447,000 at September 30, 2005.

Total deposits at September 30, 2006 were $232.1 million. This $9.0 million increase is 4.0% greater than total deposits of $223.1 million at December 31, 2005 and $14.4 million, or 6.6% greater than total deposits of $217.7 million at September 30, 2005.

Stockholder’s equity at September 30, 2006 was $28.1 million and represented 10.1% of total assets. Stockholder’s equity was $26.2 million, or 10.0% of total assets at December 31, 2005 and $26.1 million, or 10.1% of total assets at September 30, 2005.

Additionally, on June 12, 2006 the Company, through the Bank, opened a new corporate headquarters building and main office branch banking facility in the Town of Tappahannock, Virginia. The former main office was designated a branch of the Bank and the Tappahannock Towne Center Office, located adjacent to the new headquarters, was closed.

Results of Operations

Net Income

Net income for the third quarter of 2006 was $706,000, a 12.4%, or $100,000, decrease from 2005 third quarter income of $806,000. Fully diluted earnings per common share were $0.58 in the third quarter of 2006 compared to $0.67 in the third quarter of 2005. Tangible book value increased $1.62 to $22.92 per common share on September 30, 2006 compared to $21.30 on September 30, 2005.

This decrease in quarterly earnings was primarily attributable to a $120,000, or 6.4%, increase in noninterest expenses and a $23,000 decrease in net interest income. Noninterest expenses were $2.007 million in the third quarter of 2006 compared to $1.887 million in the same period in 2005. Net interest income decreased 0.9%, or $23,000, from $2.505 million in the third quarter of 2006, to $2.482 million in the third quarter of 2006. Offsetting these decreases to net income was an increase of $32,000, or 7.4%, in total noninterest income, a decrease of $6,000 in income tax expenses and a decrease of $5,000 in provision for loan losses.

For the nine month period ended September 30, 2006, the Company reported net income of $2,210,000 compared to $2,265,000 for the same period in 2005. This is a decrease of $55,000, or 2.4%, primarily due to an increase of $359,000, or 6.5%, in total noninterest expenses. Offsetting this decrease to net income were increases of $135,000 in total noninterest income, an increase of $123,000 to net interest income and decreases of $35,000 to provision for loan losses and $11,000 to income tax expenses for the third quarter of 2006 compared to the same period in 2005.

Page: 12

Net Interest Income

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At September 30, 2006, the Company’s interest-earning assets exceeded its interest-bearing liabilities by approximately $33.6 million, compared with a $33.5 million excess one year ago. Net interest margins on a fully tax equivalent basis were 4.24% through September 30, 2006 compared to 4.43% through September 30, 2005. The decrease in net interest margin was the result of an increase 80 basis points in yield on total earning assets coupled with an increase of 99 basis points in the cost of total sources of funds. The Company’s yield on average earning assets, on a fully tax equivalent and annualized basis, was 6.80% for the first nine months of 2006 compared to 6.00% for the first nine months of 2005. Total sources of funds were 2.56% for the first nine months of 2006 compared to 1.57% for the same period in 2005.

The Company’s loan-to-deposit ratio was 84.1%, on average, through the first nine months of 2006 compared to 79.3% for the same period in 2005. On September 30, 2006, the Company’s loan-to-deposit ratio was 81.7% compared to 81.8% on December 31, 2005.

Provision for Credit Losses

The Company’s provision for credit losses decreased $5,000 to $0 for the third quarter of 2006 compared to $5,000 in the third quarter of 2005. Net charge-offs of $16,000 in the third quarter of 2006 compared to net charge-offs on loans of $8,000 in the third quarter of 2005. For the nine month period ended September 30, 2006 provision for credit losses was $125,000, a decrease of 21.9%, or $35,000, from provision for credit losses of $160,000 through nine months in 2005. Through nine months in 2006 net charge-offs were $8,000, represented by charge-offs of $89,000 and recoveries of $81,000.

Noninterest Income

Noninterest income, including net gains and losses on securities, was $465,000 in the third quarter of 2006 compared to $433,000 in the same period of 2005. This represents an increase of 7.4%, or $32,000. All other noninterest income increased $55,000, or 73.3%, and was $130,000 in the third quarter of 2006 compared to $75,000 for the same period in 2005. Other fee income decreased $16,000, or 25.0%, from $64,000 in the third quarter of 2005 to $48,000 for the same period in 2005. Service charges on deposit accounts decreased $3,000 from $260,000 in the third quarter of 2005 to $257,000 in the third quarter of 2006 and gains on sale of loans decreased $3,000 from $34,000 to $31,000 for the comparison period. Securities gains/(losses) were a $1,000 loss in the third quarter of 2006 and $0 for the same period in 2005.

For the nine month period ended September 30, 2006 noninterest income of $1,362,000 increased $135,000, or 11.0%, from noninterest income of $1,227,000 for the first nine months of 2005. Service charges on deposit accounts were $779,000 for the period compared to $728,000 in 2005. This was an increase 7.0%, or $51,000. All other noninterest income increased $109,000, or 41.3% and was $373,000 for the first nine months of 2006 compared to $264,000 for the same period in 2005. Gains on sales of loans was $80,000 for the first nine months of 2006 compared to $65,000 for the same period in 2005, representing an increase of 23.1%, or $15,000. Other fee income decreased 8.0%, or $13,000, and was $149,000 for the first nine months of 2006 compared to $162,000 for the same period in 2005. Securities gains/(losses) resulted in a loss of $19,000 in the first nine months of 2006 compared to a gain of $8,000 for the first nine months of 2005.

Page: 13

Noninterest Expenses

Total noninterest expenses increased $120,000, or 6.4%, from the third quarter of 2005 to the third quarter of 2006. Noninterest expenses were $2.007 million for the third quarter of 2006 compared to $1.887 million for the same period in 2005. This increase was comprised of a $69,000, or 6.5%, increase in salaries and employee benefits and a $60,000, or 23.5%, increase in premises and fixed assets expenses. The increase in premises and fixed assets expenses was primarily the result of the opening of the new headquarters in June 2006. Salaries and employee benefits were $1.129 million for the third quarter of 2006 compared to $1.060 million for the same period in 2005. Premises and fixed asset expenses were $315,000 for the three months ended September 30, 2006 compared to $255,000 for the same period in 2005.

For the nine month period ended September 30, 2006, salaries and employee benefits increased $171,000, or 5.5%, and were $3.300 million for then nine month period ended September 30, 2006 compared to $3.129 million for the nine month period ended September 30, 2005. Other expenses increased $111,000, or 7.1%, and were $1.666 million for the third quarter of 2006 compared to $1.555 million for the third quarter of 2005. Premises and fixed asset expenses increased 10.7%, or $77,000, from $723,000 in the third quarter of 2005 to $800,000 for the third quarter of 2006.

Income Taxes

Income tax expense was $234,000 in the third quarter of 2006. This represents a decrease of $6,000, or 2.5%, compared to $240,000 of income tax expense in the third quarter of 2005. Income tax expense for the nine month period ended September 30, 2006 was $672,000 compared to $683,000 for the same period in 2005. This represents a decrease of $11,000, or 1.6%.

Asset Quality

The Company’s allowance for credit losses totaled $2,366,000 on September 30, 2006 or 1.25% of total loans. On December 31, 2005, the allowance for credit losses totaled $2,249,000 and was 1.23% of total loans. On September 30, 2005, the allowance for credit losses was $2,231,000 and was 1.24% of total loans.

On September 30, 2006, the Company had nonaccruing assets of $34,000 compared to $222,000 on September 30, 2005. Loans past due 90 days or more and still accruing interest totaled $78,000 on September 30, 2006 compared to $520,000 on September 30, 2005.

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

Page: 14

The Company’s ratio of total capital to risk-weighted assets was 14.45% on September 30, 2006 compared to 13.61% on September 30, 2005. Its ratio of Tier 1 Capital to risk-weighted assets was 13.49% on September 30, 2006 and 12.64% on September 30, 2005. The Company’s leverage ratio (Tier I capital to average adjusted total assets) was 10.21% on September 30, 2006 and 9.94% on September 30, 2005. These ratios exceed regulatory minimums. The Company issued trust preferred subordinated debt that qualifies as regulatory capital in the fourth quarter of 2003. This trust preferred debt has a 30-year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.00% and was priced at 8.49875% in the third quarter of 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. These interpretations were issued to address diversity in practice and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure should also include when and how each error arose and the fact that the errors had previously been considered immaterial. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 155 to have a material impact on its financial statements.

Page: 15

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the Statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Statement also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. FOR ALL COMPANIES – The requirement to measure plan assets and benefit obligations as of the date of the employers’ fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is in the process of evaluating the impact SFAS 158 will have on the December 31, 2006 Financial Statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and

Page: 16

measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006.

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

Page: 17

The Company uses its simulation model to estimate earnings in rate environments where rates ramp up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12 month time horizon by applying 12-month shock versus the implied forward rates of 200 basis points up and down. The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled as of September 30, 2006:

	Change in Net Interest Income
Change in Yield Curve	(Percent)	($ in thousands)
+200 basis points	2.32%	$266
Most likely rate scenario	0.00%	$—
-200 basis points	-3.12%	$(356)

Economic Value Simulation

Economic value simulation is used to determine the estimated fair value of assets and liabilities over different interest rate scenarios. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate scenarios is an indication of the longer term earnings sensitivity capability of the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The economic value simulation uses simultaneous rate shocks to the balance sheet, whereas the earnings simulation uses rate shock over 12 months. The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation as of September 30, 2006:

	Change in Economic Value of Equity
Change in Yield Curve	(Percent)	($ in thousands)
+200 basis points	-11.29%	$(4,285)
Most likely rate scenario	0.00%	$—
-200 basis points	4.71%	$1,789

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

Page: 18

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. There have been no material changes in risk factors from those disclosed in the 2005 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Page: 19

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

Page: 20

Signatures

In accordance with to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOE Financial Services of Virginia, Inc.
(Registrant)

11/09/06	By:	/s/ George M. Longest, Jr.
(Date)		(Signature)
George M. Longest, Jr.
President and Chief Executive Officer

11/09/06	By:	/s/ Bruce E. Thomas
(Date)		(Signature)
Bruce E. Thomas
Secretary, Senior Vice President & Chief Financial Officer

Page: 21