Form 10-K
period 2006-12-31
BOE FINANCIAL SERVICES OF VIRGINIA INC
filed 2007-03-28
CIK 1109848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-31711

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1980794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1325 Tappahannock Boulevard Tappahannock, VA	22560
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2006 was $35.8 million.

There were 1,209,081 shares of common stock outstanding as of March 26, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated April 13, 2007 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 11, 2007, are incorporated by reference in Part III of this report.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

FORM 10-K

INDEX

PART 1

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

The Bank was established in 1926 and is headquartered in Tappahannock, Virginia. The Bank operates six full-service offices in Virginia, engages in a general commercial banking business and provides a wide range of financial services primarily to individuals and small businesses, including individual and commercial demand and time deposit accounts, commercial and consumer loans, travelers checks, safe deposit box facilities, investment services and fixed rate residential mortgages. Two offices are located in Tappahannock, one in Central Garage, one in West Point, one in Hanover County and one in Henrico County, which is located near Virginia Center Commons, a large shopping center in Central Virginia.

Essex Services, Inc. is a wholly owned subsidiary of the Bank and was formed to sell title insurance to the Bank’s mortgage loan customers. Essex Services, Inc. also offers insurance products through an ownership interest in Bankers Insurance, LLC and investment products through an affiliation with VBA Investments, LLC.

The Corporation recently constructed a new headquarters facility which is located at 1325 Tappahannock Boulevard, approximately one mile from its former Main Office at 323 Prince Street. Upon the opening of this office the Corporation simultaneously closed a branch bank located across the highway from the new headquarters and redesignated the current Main Office as a branch bank. The former Main Office also houses the Bank’s data processing department and loan processing center. The Corporation began operating from this new location and closed the branch bank on June 12, 2006.

Management believes that its most significant profitable growth opportunities will continue to be in the greater metropolitan areas within one hour of Tappahannock. Furthermore, management believes that the trend toward consolidation of the banking industry and the closings and acquisitions of financial institutions in the Corporation’s service area, and in particular the metropolitan areas, have created and will continue to create opportunities for the Corporation to grow its branching network and customer base in these markets.

The Corporation’s expansion efforts have contributed to its growth and improved profitability. Total assets have increased from $115.5 million at the end of 1996 to $281.4 million at December 31, 2006. Net income has grown from $947,000 in 1996 to $3.1 million in 2006. Diluted earnings per share were $1.01 in 1996 versus $2.58 in 2006.

The Corporation’s return on assets was 0.85% in 1996 and 1.15% in 2006. Return on equity was 10.57% in 1996 and 11.47% in 2006.

Loan growth since the Corporation expanded into metropolitan Richmond has come principally from rate sensitive commercial loans which have served to mitigate the Corporation’s interest rate risk. At the same time this growth in commercial loans has increased the Bank’s credit risk.

Employees

At December 31, 2006, the Corporation had 92 full-time equivalent employees. None of its employees is represented by any collective bargaining unit. The Corporation considers relations with its employees to be excellent.

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

The Corporation has made application with the State Corporation Commission’s Bureau of Financial Institutions and received approval to establish two branches in Northumberland County, Virginia. One location will be constructed in Callao and one in Burgess. Route 360 runs through Northumberland County, which is located in the Northern Neck of Virginia and has experienced significant growth in total deposits the last ten years as the area has evolved from an area dependent upon agricultural and industrial seafood production to a growing waterfront retirement community with associated service businesses.

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

In Essex County, the Corporation commands 45.5% of the deposits in the market, according to the most recently available survey of deposits by the FDIC (June 30, 2006). This represents the highest percentage of deposit market share in Essex County. Serving King William County, the branches at Central Garage and West Point have experienced steady growth, reaching 20.7% of the deposits in the King William County market as of the June 30, 2006 FDIC survey of deposits, while competing with previously established branches. The Corporation’s office located on Route 360 in eastern Hanover County had $41.3 million in total deposits on June 30, 2006. In Henrico County the Corporation’s office located near Virginia Center Commons Mall has experienced strong growth while competing against other community banks and established offices of statewide banks in the vicinity. This office had $36.4 million in total deposits on June 30, 2006.

Factors such as rates offered on loan and deposit products, types of products offered, the number and location of branch offices, as well as the reputation of institutions in the market, affect competition for loans and deposits. The Corporation emphasizes customer service, establishing long-term relationships with its customers, thereby creating customer loyalty, and providing adequate product lines for individuals and small-to-medium size business customers.

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

The Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 (the “Act”) was enacted in November 1999. The Act draws new lines between the types of activities that are permitted for banking organizations that are financial in nature and those that are not permitted because they are commercial in nature. The Act imposes Community Reinvestment Act requirements on financial service organizations that seek to qualify for the expanded powers to engage in broader financial activities and affiliations with financial companies that the Act permits.

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

Under the Act, federal banking regulators have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Pursuant to these rules, effective July 1, 2001, financial institutions must provide: initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates; annual notices of their privacy policies to current customers; and a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties. These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

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

•	“Undercapitalized” if it has a Total Capital ratio of less than 8% or greater, a Tier 1 Capital ratio of less than 4% - or 3% in certain circumstances;

•	“Significantly Undercapitalized” if it has a Total Capital ratio of less than 6%, a Tier 1 Capital ratio of less than 3%, or a leverage ratio of less than 3%; or

•	“Critically Undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

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

Payment of Dividends. The Corporation is a legal entity separate and distinct from the Bank. The majority of the Corporation’s revenues are from dividends paid to the Corporation by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Corporation and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Corporation does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2006, the Bank paid $900,000 in dividends to the Corporation.

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

Our operations are subject to many risks that could adversely impact future financial condition and performance and thus, the market value of our common stock. From time to time, we may make forward-looking statements that relate to future revenues, expenses, loan losses, reserves, market condition(s), strategies or other events that we expect or anticipate will occur in the future. Forward-looking statements are based on our current views and assumptions and, as a result, are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

Set forth below are certain of the important risks we face and that could cause actual results to differ materially from those predicted by forward-looking statements. These risks are not the only ones we face. Our business could be affected by additional factors that are presently unknown to us or that we currently believe are not material.

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

Many of our loans are secured by real estate (both commercial and residential) in our market area. A variety of loans secured by real estate are offered, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. At December 31, 2006, approximately 85.3% of our loans were secured by real estate. A major change in the real estate market, such as deterioration in value of the property, or in the local or national economy, could adversely affect our customer’s ability to pay these loans, which in turn could adversely impact us.

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

ITEM 1B.	UNRESOLVED STAFF CO MMENTS

None.

ITEM 2.	PROPERTIES.

The principal office of the Corporation and the Bank is located at 1325 Tappahannock Boulevard, Tappahannock, Virginia 22560. The Bank operated a branch in the Tappahannock Towne Center in Tappahannock from 1981-2006. In November 1988, the Bank opened the King William office at Central Garage in King William County. The fourth facility, the East Hanover office, opened in August 1992, on Route 360 east of Mechanicsville in Hanover County. In February of 1996, the Bank opened its fifth office in West Point, Virginia in King William County. In June 1999, the Bank opened its sixth office in Henrico County near Virginia Center Commons. This office houses other lines of business such as the commercial loan department and fixed rate mortgages. In June of 1990, the Bank purchased land in Tappahannock, Virginia. An additional adjoining parcel was purchased in 2004 and the State Corporation Commission Bureau of Financial Institutions approved the building of a new facility that houses executive offices of the Corporation as well as a branch office. When this new facility opened the Tappahannock Towne Center Office was closed and sold. The new facility was opened on June 12, 2006. Simultaneous to the opening of the new Main Office the Prince Street Office was redesignated from the Main Office to a branch. In October of 2002 the Bank purchased a small parcel of land adjoining the King William Office.

The Corporation has made application with the State Corporation Commission’s Bureau of Financial Institutions and received approval to establish two branches in Northumberland County, Virginia. One location will be constructed in Callao and one in Burgess. The Corporation intends to establish temporary facilities on both of these sites and construct permanent full-service facilities adjacent to each temporary office.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the stockholders for their vote during the quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information. The Corporation’s Common Stock trades on the Nasdaq Capital Market (formerly the Nasdaq Small Cap Market) under the symbol “BSXT”.

The following table indicates the high and low bid prices for the Common Stock as reported on the Nasdaq Capital Market for the quarterly periods indicated:

2006	High	Low
Fourth Quarter	$32.09	$30.73
Third Quarter	34.19	30.00
Second Quarter	35.27	31.64
First Quarter	37.50	34.39

2005	High	Low
Fourth Quarter	$36.00	$30.01
Third Quarter	32.00	30.01
Second Quarter	36.00	29.52
First Quarter	35.80	29.30

Holders. At December 31, 2006, there were 1,208,109 shares of Common Stock of the Corporation outstanding held by approximately 1,100 holders of record.

Dividends. The Corporation began paying cash dividends in 1944 and semi-annual cash dividends in 1989. Beginning in 2007, the Corporation intends to begin paying a quarterly cash dividend on the Common Stock when justified by the financial condition of the Corporation. The timing and amount of future dividends, if any, will depend on general business conditions encountered by the Corporation, its earnings, its financial condition and cash and capital requirements, governmental regulations and other such factors as the Board of Directors may deem relevant. The following table sets forth the semi-annual and total cash dividends paid per share for 2006 and 2005.

Year	1st Semi-Annual Dividend Paid per share	2nd Semi-Annual Dividend Paid Per share	Total Annual Dividends Paid per share
2006	$0.38	$0.39	$0.77
2005	$0.35	$0.38	$0.73

1) The Corporation has paid its semi-annual dividends in June and December. Beginning in 2007, the Corporation intends to pay a quarterly dividend in March, June, September and December.

Recent Sales of Unregistered Shares.

None.

Use of Proceeds.

Not Applicable.

Issuer Repurchases of Common Stock.

No shares were repurchased by or on behalf of the Corporation during the fourth quarter of 2006.

The following line graph compares the cumulative total return to the shareholders of the Corporation to the returns of the NASDAQ Composite Index, the SNL $250—$500 million Bank Index and the Russell 3000 for the last five years. The amounts in the table represent the value of the investment on December 31st of the year indicated, assuming $100 was initially invested on December 31, 2001 and the reinvestment of dividends.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
BOE Financial Services of Virginia	100.00	113.93	164.75	182.46	224.04	200.12
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL $250M-$500M Bank Index	100.00	128.95	186.31	211.46	224.51	234.58
Russell 3000	100.00	78.46	102.83	115.11	122.16	141.35

ITEM 6.	SELECTED FINANCIAL DATA

Selected Financial Data

(Dollars in thousands, except per share data)

As of and for the Years ended December 31,	2006	2005	2004	2003	2002
STATEMENT OF INCOME INFORMATION
Interest income	$16,734	$14,343	$12,875	$13,071	$13,741
Interest expense	6,972	4,469	3,606	4,073	5,695
Net interest income	9,762	9,874	9,269	8,998	8,046
Provsion for loan losses	125	240	305	700	1,208
Noninterest income	2,251	1,601	1,627	1,384	1,078
Noninterest expense	7,893	7,262	6,882	6,627	5,766
Income taxes	872	872	823	648	368

Net income	$3,123	$3,101	$2,885	$2,407	$1,782

PER SHARE DATA
Net income, basic	$2.60	$2.60	$2.43	$2.04	$1.52
Net income, diluted	2.58	2.58	2.42	2.03	1.51
Cash dividend	0.77	0.73	0.63	0.56	0.53
Book value at period end	23.22	21.90	20.76	19.37	18.12
Tangible book value at period end	22.78	21.36	20.10	18.61	17.25
BALANCE SHEET DATA
Total assets	$281,378	$261,931	$237,126	$231,840	$228,111
Loans, net	194,491	180,207	157,471	158,381	161,722
Securities	60,516	56,581	58,788	53,147	46,568
Deposits	230,865	223,132	206,973	203,282	201,261
Stockholders’ equity	28,047	26,235	24,681	22,922	21,346
PERFORMANCE RATIOS
Return on average assets	1.15%	1.24%	1.23%	1.04%	0.80%
Return on average equity	11.47%	12.18%	12.12%	10.80%	8.87%
Net interest margin	4.23%	4.55%	4.54%	4.45%	4.13%
Dividend payout	29.67%	28.13%	25.90%	27.45%	34.96%
ASSET QUALITY RATIOS
Allowance for loan losses to period end loans	1.22%	1.23%	1.31%	1.33%	1.29%
Allowance for loan losses to nonperforming assets	136.67%	118.93%	68.13%	122.57%	87.76%
Nonperforming assets to total assets	0.62%	0.72%	1.29%	0.75%	1.06%
Net chargeoffs to average loans	-0.01%	0.05%	0.21%	0.42%	0.74%
CAPITAL AND LIQUIDITY RATIOS
Leverage	11.62%	11.55%	11.50%	10.80%	8.13%
Tier 1 Risk-Based Capital	15.35%	14.76%	15.31%	13.70%	10.42%
Total Risk-Based Capital	16.35%	15.67%	16.49%	14.88%	11.59%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion is intended to assist the readers in understanding and evaluating the financial condition and results of operation of BOE Financial Services of Virginia, Inc. (“the Corporation”) or (“BOE”). This review should be read in conjunction with the Corporation’s consolidated financial statements and accompanying notes included elsewhere in this Annual Report. This analysis provides an overview of the significant changes that occurred during the periods presented.

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

OVERVIEW

The Corporation’s strategic plan is directed toward the enhancement of its franchise value and operating profitability by increasing its asset size and expanding its customer base. The Corporation operates six full service offices mainly between its headquarters in Tappahannock, Virginia and along the U. S. 360 corridor to the Richmond, Virginia metropolitan market. Management believes that its most significant profitable growth opportunities will continue to be within one hour of Tappahannock. (See Part I, Item 1. Business, General for further explanation on the Corporation’s strategic plan.)

Year 2006 Compared to Year 2005

On December 31, 2006, the Corporation had total assets of $281.378 million, total loans of $196.891 million, total deposits of $230.865 million and total stockholder’s equity of $28.047 million. BOE had net income of $3.123 million in 2006, a $22,000, or 0.7% increase from $3.101 million in net income in 2005. This resulted in a return on average equity of 11.47% in 2006 compared to 12.18% in 2005. Return on average assets in 2006 was 1.15%, compared to 1.24% in 2005. BOE’s total loans increased 7.9%, or $14.435 million, in 2006 over 2005. Total loans were $196.891 million at December 31, 2006 compared to $182.456 million at December 31, 2005. Loan increases came from loans secured by real estate, including loans secured by 1 – 4 family properties and commercial lending. This is due to continued growth in and around the corridor surrounding Richmond, Virginia, including the area in and around Essex County. At December 31, 2006, the ratio of non-performing assets to total assets was 0.62% compared to 0.72% at December 31, 2005. Net recoveries to average loans were 0.01% in 2006 compared to net charge offs of 0.05% in 2005. Loans past due 90 days or more and still accruing interest at December 31, 2006 were $102,000 and $260,000 at December 31, 2005. The Corporation’s allowance for loan losses to period end loans at December 31, 2006 was 1.22% compared to 1.23% at December 31, 2005.

Year 2005 Compared to Year 2004

On December 31, 2005, the Corporation had total assets of $261.931 million, total loans of $182.456 million, total deposits of $223.132 million and total stockholder’s equity of $26.235 million. BOE had net income of $3.101 million in 2005, a $215,000, or 7.5% increase from $2.885 million in net income in 2004. This resulted in a return on average equity of 12.18% in 2005 compared to 12.12% in 2004. Return on average assets in 2005 was 1.24%, compared to 1.23% in 2004. BOE’s total loans increased 14.3%, or $22.896 million, in 2005 over 2004. Total loans were $182.456 million at December 31, 2005 compared to $159.560 million at December 31, 2004. Loan increases came from loans secured by real estate, including loans secured by 1 – 4 family properties, commercial real estate and construction lending. At December 31, 2005, the ratio of non-performing assets to total assets was 0.72% compared to 1.29% at December 31, 2004. Net charge offs to average loans were 0.05% in 2005 compared to 0.21% in 2004. Loans past due 90 days or more and still accruing interest at December 31, 2005 were $260,000 and $100,000 at December 31, 2004. The Corporation’s allowance for loan losses to period end loans at December 31, 2005 was 1.23% compared to 1.31% at December 31, 2004.

RESULTS OF OPERATIONS

NET INCOME

Year 2006 Compared to Year 2005

BOE had net income of $3.123 million in 2006 compared to $3.101 million in 2005. This represented an increase of 0.7%, or $22,000. Diluted earnings per share in 2006 were $2.58, compared to diluted earnings per share in 2005 of $2.58. These earnings per share are based on average shares outstanding of 1,210,922 in 2006 and 1,203,725 in 2005. The increase in net income included a $490,000 increase in total profits (losses) on other properties resulting from a $485,000 gain on the sale of a bank building. Also improving net income was $160,000 in increases in other categories of noninterest income and a $115,000 reduction in provision for loan losses. Offsetting these increases in net income for 2006 compared to 2005 was a decrease of $112,000, or 1.1%, in net interest income. Comprising net interest income was a $2.391 million, or 16.7%, increase in interest income which was offset by an increase of $2.503 million, or 56.0%, in interest expenses caused by fierce competition among banks for funding and an inverted yield curve throughout much of 2006. Also affecting net income was an increase of $631,000, or 8.7%, in noninterest expenses, $93,000 of which was related to the opening of a new headquarters during 2006.

Year 2005 Compared to Year 2004

BOE had net income of $3.101 million in 2005 compared to $2.885 million in 2004. This represented an increase of 7.5%, or $215,000. Diluted earnings per share in 2005 were $2.58, compared to diluted earnings per share in 2004 of $2.42. These earnings per share are based on average shares outstanding of 1,203,725 in 2005 and 1,194,511 in 2004.

BOE’s profitability increased in 2005 in comparison to 2004 due to an increase of $605,000, or 6.5%, in net interest income. Net interest income increased from $9.269 million in 2004 to $9.874 million in 2005. Additionally, provision for loan losses decreased by $65,000, or 21.2%, in 2005 compared to 2004. Provision for loan losses was $240,000 in 2005 compared to $305,000 in 2004. Provision for loan losses decreased in 2005 compared to 2004 due to a reduction in net charged-off loans. Net charged-off loans were $80,000 in 2005 compared to $345,000 in 2004. This combination resulted in a net interest income after provision for loan losses increase of $670,000, or 7.5%.

Offsetting these increases in net income was a $380,000, or 5.5% increase for 2005 compared to 2004 in noninterest expenses. Noninterest expenses were $7.262 million in 2005 and $6.882 million in 2004. Also offsetting net income increases was an increase of $49,000, or 5.9%, in income tax expenses. Income tax expense totaled $872,000 in 2005 and $823,000 in 2004. Noninterest income decreased $26,000, or 1.6%, and was $1.601 million in 2005 compared to $1.627 million in 2004.

NET INTEREST INCOME

Year 2006 Compared to Year 2005

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

Net interest income, on a fully tax equivalent basis, was $10.514 million in 2006, $53,000 less than the $10.567 million reported for 2005. The Corporation’s level of earning assets increased $16.169 million, or 7.0%, on average, in 2006 to $248.586 million compared to $232.417 million in 2005. Loans receivable were $189.837 million, on average, in 2006 compared to $172.367 million in 2005, an increase of $17.470 million, or 10.1%. The yield on loans receivable increased from 6.93% in 2005 to 7.52% in 2006. On a fully tax equivalent basis the yield on loans receivable increased $2.338 million in 2006, to $14.282 million in 2006 from $11.944 million in 2005. This represents an increase of 19.6%. Investment securities and federal funds sold decreased, on average, 2.2% in 2006 to $58.749 million, down from $60.050 million, on average, in 2005. The tax equivalent yield on investment securities, including equity securities and federal funds sold was 5.45% in 2006 compared to 5.15% in 2005. On a fully taxable equivalent basis, income on investment securities and federal funds sold income increased 3.6%, or $111,000, from $3.092 million in 2005 to $3.203 million in 2006. This earning asset rate and volume activity resulted in a yield on earning assets of 7.03% in 2006 based on $17.485 million in fully taxable equivalent income compared to 6.47% in 2005 based on $15.036 million in fully taxable equivalent income. This is a $2.449 million increase from 2005 to 2006, or 16.3%. The Corporation’s interest-bearing liabilities increased $20.413 million, on average, from $194.364 million in 2005 to $214.777 million in 2006, an increase of 10.5%. The cost of interest-bearing liabilities increased from 2.30% in 2005 to 3.25% in 2006.

The increase in yield on earning assets of 56 basis points coupled with the increased cost of interest-bearing liabilities of 95 basis points resulted in a net interest margin for the Corporation of 4.23% in 2006 compared to a net interest margin of 4.55% in 2005. Net interest margin is calculated by dividing the Corporation’s net interest income on a tax equivalent basis by the average earning assets. Volume increases in loans, coupled with higher rate and volume increases on interest-bearing liabilities resulted in a decrease in the interest spread. The Corporation’s net interest spread decreased 39 basis points from 4.17% in 2005 to 3.78% in 2006. Spread is calculated by subtracting the cost of interest-bearing liabilities from the yield on earning assets.

Year 2005 Compared to Year 2004

Net interest income, on a fully tax equivalent basis, was $10.567 million in 2005, 6.7% higher than the $9.902 million reported for 2004. The Corporation’s level of earning assets increased $14.368 million, or 6.6%, on average, in 2005 to $232.417 million compared to $218.049 million in 2004. Loans receivable were $172.367 million, on average, in 2005 compared to $162.507 million in 2004, an increase of $9.860 million, or 6.1%. The yield on loans receivable increased from 6.56% in 2004 to 6.93% in 2005. On a fully tax equivalent basis the yield on loans receivable increased $1.280 million in 2005, to $11.944 million in 2005 from $10.664 million in 2004. This represents an increase of 12.0%. Investment securities and federal funds sold increased, on average, 8.1% in 2005 to $60.050 million, up from $55.542 million, on average, in 2004. The tax equivalent yield on investment securities, including equity securities and federal funds sold was 5.15% in 2005 compared to 5.12% in 2004. On a fully taxable equivalent basis, income on investment securities and federal funds sold income increased 8.7%, or $248,000, from $2.844 million in 2004 to $3.092 million in 2005. This earning asset rate and volume activity resulted in a yield on earning assets of 6.47% in 2005 based on $15.036 million in fully taxable equivalent income compared to 6.19% in 2004 based on $13.508 million in fully taxable equivalent income. This is a $1.528 million increase from 2004 to 2005, or 11.3%. The Corporation’s interest-bearing liabilities increased $8.971 million, on average, from $185.393 million in 2004 to $194.364 million in 2005. The cost of interest-bearing liabilities increased from 1.95% in 2004 to 2.30% in 2005, an increase of 18.0%.

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

BOE’s net interest margin is affected by changes in the amount and mix of earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.” The following table sets forth for each category of earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or incurred on such amounts and the average rate earned or incurred for the years ended December 31, 2006, 2005 and 2004. The table also sets forth the average rate earned on total earning assets, the average rate paid on total interest-bearing liabilities, and the net interest margin on average total earning assets for the same periods.

AVERAGE BALANCES, INTEREST INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES

Years Ended December 31,

(Dollars in thousands)

		2006			2005		2004
	AVERAGE BALANCE	INTEREST INCOME/EXPENSE	AVERAGE YIELD/RATE	AVERAGE BALANCE	INTEREST INCOME/EXPENSE	AVERAGE YIELD/RATE	AVERAGE BALANCE	INTEREST INCOME/EXPENSE	AVERAGE YIELD/RATE
Earning Assets:
Loans receivable	$189,837	14,282	7.52%	$172,367	11,944	6.93%	$162,507	$10,664	6.56%
Securities, taxable(1)	20,546	951	4.63%	22,714	965	4.25%	20,232	890	4.40%
Securities, non-taxable	35,274	2,091	5.93%	34,849	2,039	5.85%	31,448	1,861	5.92%
Equity securities	1,484	84	5.66%	1,039	49	4.72%	935	40	4.28%
Federal funds sold	1,445	77	5.33%	1,448	39	2.69%	2,927	53	1.81%

Total earning assets	$248,586	$17,485	7.03%	$232,417	$15,036	6.47%	$218,049	$13,508	6.19%

Non-Earning Assets:
Cash and due from banks	6,023			6,327			8,964
Allowance for loan losses	(2,339)			(2,205)			(2,060)
Other assets	20,246			13,441			10,689

Total non-earning assets	23,930			17,563			17,593

Total assets	$272,516			$249,980			$235,642

Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand (NOW) deposits	26,218	90	0.34%	28,872	99	0.34%	$27,387	$95	0.35%
Money market deposits	14,750	226	1.53%	15,306	154	1.01%	17,085	143	0.84%
Savings deposits	21,143	179	0.85%	23,857	190	0.80%	22,767	174	0.76%
Time deposits	135,760	5,560	4.10%	116,592	3,542	3.04%	112,749	2,987	2.65%
Federal funds purchased	2,048	102	4.98%	2,503	101	4.03%	1,405	20	1.42%
FHLB advances & other borrowings	14,858	814	5.48%	7,234	382	5.29%	4,000	187	4.68%

Total interest-bearing liabilities	$214,777	$6,971	3.25%	$194,364	$4,469	2.30%	$185,393	$3,606	1.95%

Non-Interest Bearing Liabilities:
Demand deposits	28,259			28,730			25,139
Other liabilities	2,245			1,417			1,290

Total non-interest bearing liabilities	30,504			30,147			26,429

Total liabilities	245,281			224,511			211,822

Stockholders’ equity	27,235			25,469			23,820

Total liabilities and stockholders’ equity	$272,516			$249,980			$235,642

Interest spread			3.78%			4.17%			4.25%
Net interest margin		$10,514	4.23%		$10,567	4.55%		$9,902	4.54%

(1)	Income and yields are reported on a tax-equivalent basis assuming a federal tax rate of 34%.

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

RATE AND VOLUME ANALYSIS

(Dollars in thousands)

	Year Ended December 31, 2006 Compared to December 31, 2005 Increase (Decrease) Due to			Year Ended December 31, 2005 Compared to December 31, 2004 Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest Earned On:
Loans receivable	$1,071	$1,267	$2,338	$614	$666	$1,280
Securities, taxable	$210	$(224)	$(14)	(29)	104	$75
Securities, non-taxable	$26	$25	$52	(20)	199	$179
Equity securities	$11	$24	$35	4	5	$9
Federal funds sold	$38	$(0)	$38	382	(396)	$(14)

Total interest income	$1,356	$1,092	$2,448	$951	$578	$1,529

Interest Paid On:
Interest bearing demand (NOW) deposits	$(0)	$(9)	$(9)	$(1)	$5	$4
Money market deposits	$77	$(5)	$72	$23	(12)	$11
Savings deposits	$13	$(26)	$(12)	8	9	$16
Time deposits	$1,371	$647	$2,018	450	105	$555
Federal funds purchased	$5	$(4)	$1	57	24	$81
Federal Home Loan Bank advances and other borrowings	$14	$417	$432	27	168	$195

Total interest expense	$1,480	$1,020	$2,500	$564	$299	$862

Net interest income	$(124)	$72	$(52)	$387	$279	$667

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

INTEREST SENSITIVITY ANALYSIS

December 31, 2006 (Dollars in thousands)

	Maturing or Repricing In:
	< 3 Months	3-12 Months	Over 1 Year	Total
Interest-sensitive assets:
Cash	$5,520	$—	$—	$5,520
Loans	69,350	26,484	101,057	196,891
Securities	1,015	7,114	52,387	60,516

Total interest-sensitive assets	$75,885	$33,598	$153,444	$262,927

Interest-sensitive liabilities:
Non-interest bearing deposits	$—	$—	$27,809	$27,809
Certificates of deposit	22,067	91,695	28,208	141,970
Interest-bearing checking, money market deposits, NOW and savings accounts	17,843	—	43,243	61,086
Federal funds purchased	3,207	—	—	3,207
FHLB advances	—	7,000	5,000	12,000
Trust Preferred Securities	—	—	4,124	4,124

Total interest sensitive liabilities	$43,117	$98,695	$108,384	$250,196

Period gap	32,768	(65,097)	45,060	12,731
Cumulative gap	32,768	(32,329)	12,731
Ratio of cumulative interest sensitive assets to interest sensitive liabilities	176.0%	77.2%	105.1%
Ratio of cumulative gap to interest sensitive assets	12.5%	-12.3%	4.8%

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

The provision for loan losses was $125,000 in 2006, a decrease of $115,000, or 48.0%, compared to the $240,000 in provision for 2005. The provision for loan losses reflects a decrease in net charged-off loans in 2006. Charged-off loans were in a net recovery position in 2006 of $26,000 after charging off $138,000 and recovering a total of $164,000. This compares to $80,000 in net charge-offs in 2005 after charging off $159,000 in loans and recognizing $79,000 in recoveries.

Management believes the allowance for loan losses is adequate to absorb losses inherent in the loan portfolio. In view of the Corporation’s plans to continue its loan growth, management will continue to closely monitor the performance of its portfolio and make additional provisions as necessary.

NON-INTEREST INCOME

Non-interest income in 2006 was $2.250 million, an increase of 40.6%, or $650,000, from non-interest income of $1.601 million in 2005. Net gains (losses) on sale of premises and equipment was the largest component of this increase, $490,000. Of this amount, $485,000 was the result of the sale of a former branch banking facility. Net gains (losses) on sale of premises and equipment was a loss of $23,000 in 2005 compared to a gain of $467,000 in 2006. Other income increased $114,000, or 19.6%, and was $693,000 in 2006 compared to $579,000 in 2005. Service charge income increased 5.7%, or $56,000, and was $1.043 million in 2006 compared to $986,000 in 2005. Net gains on sales of loans was $61,000, an 8.9%, or $5,000, increase over the 2005 total of $56,000. Net security gains (losses) were $16,000 less in 2006 than 2005. Net security gains (losses) were a loss of $13,000 in 2006 compared to a gain of $3,000 in 2005.

Non-interest income in 2005 was $1.601 million, a decrease of $26,000, or 1.6%, from non-interest income of $1.627 million in 2004. Service charges on deposit accounts decreased $8,000, or 0.8%, to $986,000 in 2005 from $994,000 in 2004. Other income increased 25.4%, or $117,000, in 2005. Other income was $579,000 in 2005 and $462,000 in 2004. Securities gains were $3,000 in 2005, a $63,000 decrease from securities gains of $66,000 in 2004. Gains on sales of loans were $56,000 in 2005 and $57,000 in 2004, a $1,000 decrease. Net gains/(losses) on sales of other properties decreased $72,000, or 147.2%, from a $49,000 gain in 2004 to a $23,000 loss in 2005.

NON-INTEREST EXPENSE

Non-interest expense was $7.893 million in 2006, a $631,000, or 8.7% increase, over non-interest expense of $7.262 million in 2005. Salaries were $3.247 million in 2006 and were the largest component of this increase, $193,000, or 6.3%, over salaries of $3.054 million in 2005. Employee benefits were up $152,000, or 15.5%, higher than employee benefits in 2005 of $982,000. This increase was due to continued increases in health industry costs provided to employees. Data processing expense of $555,000 in 2006 was 4.7%, or $25,000, higher than data processing expense of $530,000 in 2005. Other operating expenses of $1.499 million were $62,000, or 4.3%, higher than other operating expenses of $1.437 million in 2005. Bank franchise tax increased $16,000, or 7.3%, in 2006 and was $238,000 compared to $222,000 in 2005. Stationary and printing expenses increased $34,000, or 24.6%, and were $138,000 in 2005 compared to $172,000 in 2006. Furniture and equipment related expenses were $449,000 in 2006 compared to $415,000 in 2005, an increase of $34,000, or 8.2%. Postage expense increased $22,000, or 14.3%, and was $175,000 in 2006 compared to $153,000 in 2005. Occupancy expenses increased $93,000, or 28.0% and were $423,000 in 2006 compared to $330,000 in 2005.

Non-interest expense was $7.262 million in 2005, a $380,000, or 5.5%, increase, over non-interest expense of $6.882 million in 2004. Salaries were $3.054 million in 2005 and were the largest component of this increase, $196,000, or 6.9%, over salaries of $2.858 million in 2004. This increase was due to an increase in full-time equivalent employees from 88 in 2004 to 93 in 2005. Employee benefits were $982,000, up $178,000, or 22.1% higher than employee benefits in 2004 of $804,000. This increase was due to the increase in full-time equivalent employees described above and continued increases in health industry costs provided to employees. Data processing expense of $530,000 in 2005 was 12.4%, or $59,000, higher than data processing expense of $471,000 in 2004. Other operating expenses of $1.404 million were $32,000, or 2.3%, higher than other operating expenses of $1.437 million in 2004. Bank franchise tax increased $7,000, or 3.5%, in 2005 and was $222,000 compared to $214,000 in 2004.

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

Net loans consist of total loans minus the allowance for loan losses, unearned discounts and deferred loan fees. The Corporation’s net loans were $194.491 million at December 31, 2006, representing an increase of 7.9%, or $14.284 million more than net loans of $180.207 million at December 31, 2005. The average balance of loans as a percentage of average earning assets was 76.4% in 2006, up slightly from 74.2% in 2005.

In the normal course of business, the Corporation makes various commitments and incurs certain contingent liabilities, which are disclosed but not reflected in the consolidated financial statements contained in this Annual Report, including standby letters of credit and commitments to extend credit. At December 31, 2006, commitments for standby letters of credit totaled $4.971 million and commitments to extend credit totaled $45.251 million. Commitments for standby letters of credit totaled $4.602 million at December 31, 2005 and commitments to extend credit totaled $40.381 million.

LOAN PORTFOLIO

December 31, (Dollars in thousands)

	2006	2005	2004	2003	2002
Loans:
Commercial	$22,934	$22,873	$23,534	$26,099	$33,428
Real Estate	138,008	121,296	103,387	106,212	121,570
Real Estate - construction	29,984	32,084	25,924	21,505	1,465
Installment & other	5,965	6,203	6,714	6,693	7,375

Total loans	$196,891	$182,456	$159,559	$160,509	$163,838
Allowance for loan losses	(2,400)	(2,249)	(2,088)	(2,128)	(2,116)

Net loans	$194,491	$180,207	$157,471	$158,381	$161,722

Remaining Maturities of Selected Loan Catagories

	Commercial	Real Estate Construction
	( in thousands)
within one year	$7,546	$22,207

Variable Rate
One to five years	$8,198	$468
After five years	$3,951	63

Total	$12,149	$531

Fixed Rate
One to five years	$2,632	$6,129
After five years	$607	$1,117

Total	$3,239	$7,246

Total Maturities	$22,934	$29,984

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

Real estate acquired by the Corporation as a result of foreclosure or in-substance foreclosure is classified as other real estate owned (“OREO”). Such real estate is recorded at the lower of cost or fair market value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for loan losses at that time. Further allowances for losses are recorded as charges to other expenses at the time management believes additional deterioration in value has occurred. The Corporation had no OREO at December 31, 2006 or 2005.

The Corporation’s credit policies generally require a loan-to-value ratio of 85% for secured loans. At December 31, 2006, loans past due 90 days or more and still accruing interest totaled $102,000, of which $7,000 was secured by real estate and the remainder was secured and unsecured commercial and installment loans. As of December 31, 2005, loans past due 90 days or more and still accruing totaled $260,000, all of which was secured by real estate and the remainder was secured and unsecured commercial and installment loans. Non-accrual loans at December 31, 2006 were $0 and at December 31, 2005 non-accrual loans were $174,000.

NON-PERFORMING ASSETS

December 31, (Dollars in thousands)

	2006	2005	2004	2003	2002
Nonaccrual and impaired loans	$1,756	$1,891	$3,065	$1,737	$2,411
Restructured loans	0	0	0	—	—

Total nonperforming loans	$1,756	$1,891	$3,065	$1,737	$2,411
Foreclosed assets	0	0	0	—	—

Total nonperforming assets	$1,756	$1,891	$3,065	$1,737	$2,411

Loans past due 90 or more days accruing interest	$102	$260	$100	$285	$102
Nonperforming loans to total loans, at period end	0.89%	1.04%	1.92%	1.08%	1.47%
Nonperforming assets to period end assets	0.62%	0.72%	1.29%	0.75%	1.06%

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

Management actively monitors the Corporation’s asset quality in a continuing effort to charge-off loans against the allowance for loan losses when appropriate and to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of December 31, 2006, the allowance for loan losses amounted to $2.400 million, or 1.22% of total loans. The Corporation’s allowance for loan losses was $2.249 million at December 31, 2005, or 1.23% of total loans.

The allowance for loan losses as a percentage of non-performing assets was 136.67% at December 31, 2006. The ratio of allowance for loan losses as a percentage of non-performing assets at December 31, 2005 was 118.93%.

ALLOWANCE FOR LOAN LOSSES

Years ended December 31, (Dollars in thousands)

	2006	2005	2004	2003	2002
Balance, beginning of period	$2,249	$2,088	$2,129	$2,116	$2,084
Less chargeoffs:
Commercial	0	35	128	613	943
Installment	138	124	265	203	262
Real estate	0	0	38	13	39

Total chargeoffs	138	159	431	829	1,244
Plus recoveries:
Commercial	103	15	24	98	17
Installment	59	54	55	44	51
Real estate	2	11	6	—	—

Total recoveries	164	80	85	142	68

Net chargeoffs	(26)	79	346	687	1,176

Provision for loan losses	125	240	305	700	1,208

Balance, end of period	$2,400	$2,249	$2,088	$2,129	$2,116

Allowance for loan losses to period end loans	1.22%	1.23%	1.31%	1.33%	1.29%
Allowance for loan losses to non performing assets	136.67%	118.93%	614.12%	122.57%	87.76%
Net chargeoffs to average loans	-0.01%	0.05%	0.21%	0.42%	0.74%

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

December 31, (Dollars in thousands)

	2006	Percent (1)	2005	Percent (1)	2004	Percent (1)	2003	Percent (1)	2002	Percent (1)
Commercial	$437	11.6%	$524	12.5%	$428	14.7%	$346	16.3%	$432	20.4%
Installment	188	3.1%	141	3.4%	180	4.2%	89	4.2%	95	4.5%
Real Estate	1,775	85.3%	1,584	84.1%	1,480	81.1%	1,694	79.6%	1,589	75.1%

	$2,400	100.0%	$2,249	100.0%	$2,088	100.0%	$2,129	100.0%	$2,116	100.0%

(1)	Percent of loans in each category to total loans.

INVESTMENT ACTIVITIES

Securities available-for-sale are used as part of the Corporation’s interest rate risk management strategy and may be sold in response to interest rate, changes in prepayment risk, liquidity needs, the need to increase regulatory capital and other factors. The fair value of the Corporation’s securities available-for-sale totaled $55.963 million at December 31, 2006, compared to $52.393 million at December 31, 2005.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under Statement of Financial Accounting Standard #115 (SFAS 115). The market value of the December 31, 2006 securities available-for-sale portfolio was $54,000 less than the associated book value of these securities. On December 31, 2005 the market value of securities available-for-sale exceeded their book value by $121,000.

As of December 31, 2006 the book value of the available-for-sale investment portfolio increased $3.505 million, or 6.7%, from $52.514 million at December 31, 2005 to $56.018 million at December 31, 2006.

SECURITIES PORTFOLIO

(Dollars in thousands)

	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-Maturity:
U.S. Treasury Issue and other U.S. Government agencies	$3,000	$2,949	$3,000	$2,933	$3,000	$3,000
State, county and municipal	0	0	0	0	0	0
Other	0	0	0	0	0	0

Total Held-to-Maturity	$3,000	$2,949	$3,000	$2,933	$3,000	$3,000

	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-Sale
U.S. Treasury Issue and other U.S. Government agencies	$16,373	$16,105	$14,633	$14,233	$17,129	$17,057
State, county and municipal	38,299	38,226	36,834	36,849	33,720	34,733
Other	1,346	1,632	1,047	1,311	2,904	3,185

Total Available-for-Sale	$56,018	$55,963	$52,514	$52,393	$53,753	$54,955

SECURITIES PORTFOLIO - MATURITY AND YIELDS

December 31, 2006 (Dollars in thousands)

	Under 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Maturity Distribution:
U.S. Treasury Issue and other U.S. Government agencies	$4,528	$10,278	$1,299	$3,000	$19,105
State, county and municipal-tax exempt	4,338	16,455	14,294	1,276	36,363
State, county and municipal-taxable	203	1,323	337	—	1,863
Other	—	1,289	—	343	1,632

Total Investment Securities	$9,069	$29,345	$15,930	$4,619	$58,963

Weighted Average Yield:
U.S. Treasury Issue and other U.S. Government agencies	4.43%	4.07%	5.49%	6.00%	4.55%
State, county and municipal-tax exempt	5.65%	5.58%	5.29%	5.69%	5.48%
State, county and municipal-taxable	5.00%	5.25%	4.65%	0.00%	5.12%
Other	0.00%	6.01%	0.00%	4.36%	5.66%

Weighted Average Yield by Category	5.03%	5.06%	5.29%	5.79%	5.17%

DEPOSITS

The Corporation primarily uses deposits to fund its loans and investment portfolio. In 2006, the Corporation’s deposits grew $7.733 million, or 3.5%. Total deposits at December 31, 2006 were $230.865 million compared to $223.132 million at December 31, 2005. Certificates of deposit increased $14.359 million, or 11.3%, from $127.545 million at December 31, 2005 to $141.910 million at December 31, 2006. This was the largest component of growth in deposits in 2006. Non-interest bearing deposits were $27.809 million at December 31, 2006, a $2.982 million, or 9.7%, decrease from $30.791 million at December 31, 2005. Additionally, there was a $2.048 million, or 9.2%, decrease in savings deposits. Savings deposits were $20.103 million at December 31, 2006 compared to $22.151 million at December 31, 2005. NOW accounts decreased $706,000, or 2.6%, from $27.689 million at December 31, 2005 to $26.983 million at December 31, 2006. Money Market Deposit Accounts (MMDA) decreased $889,000, or 5.9%, from $14.955 million at December 31, 2005 to $14.066 million at December 31, 2006.

In 2005, the Corporation’s deposits grew $16.159 million, or 7.8%. Total deposits at December 31, 2005 were $223.132 million compared to $206.973 million at December 31, 2004. Certificates of deposit increased $14.243 million, or 12.6%, from $113.302 million at December 31, 2004 to $127.545 million at December 31, 2005. This was the largest component of growth in deposits in 2005. Non-interest bearing demand deposits were the only other deposit category experiencing growth in 2005. Non-interest bearing deposits were $30.791 million at December 31, 2005, a $5.186 million, or 20.3%, increase from $25.605 million at December 31, 2004. Offsetting these increases to deposit growth was a $3.165 million, or 12.5%, decrease in savings deposits. Savings deposits were $25.316 million at December 31, 2004 compared to $22.151 million at December 31, 2005. NOW accounts decreased $337,000, or 1.2%, from $28.026 million at December 31, 2004 to $27.689 million at December 31, 2005. Money Market Deposit Accounts (MMDA) increased $232,000, or 1.6%, from $14.723 million at December 31, 2004 to $14.955 million at December 31, 2005.

The Corporation offers a variety of deposit accounts to individuals and small-to-medium sized businesses. Deposit accounts include checking, savings, money market deposit accounts and certificates of deposit. Certificates of deposit of $100,000 or more totaled $43.980 million at December 31, 2006 and $39.864 million at December 31, 2005, an increase of $8.774 million, or 22.0%.

AVERAGE DEPOSITS AND AVERAGE RATES PAID

(Dollars in thousands)

Year Ended December 31,	2006		2005		2004
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Interest bearing deposits:
NOW accounts	$26,218	0.34%	$28,872	0.34%	$27,387	0.35%
Money market deposits	14,750	1.53%	15,306	1.01%	17,085	0.84%
Regular savings	21,143	0.85%	23,857	0.80%	22,767	0.76%
Certificates of deposit	135,760	4.10%	116,592	3.04%	112,749	2.65%

Total interest bearing deposits	$197,871	3.06%	$184,627	2.16%	$179,988	1.89%

Noninterest bearing deposits	28,259		28,730		25,139
Total deposits	$226,130		$213,357		$205,127

MATURITIES OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

AT DECEMBER 31, 2006

(Dollars in thousands)

	Dollars	Percent
Three months or less	$10,141	23.06%
Over three months to six months	8,883	20.20%
Over six months to one year	17,228	39.17%
Over one year	7,728	17.57%

	$43,980	100.00%

SHORT-TERM BORROWINGS

BOE occasionally finds it necessary to purchase funds on a short-term basis due to fluctuations in loan and deposit levels. BOE has several arrangements under which it may purchase funds. Federal Funds guidance facilities are maintained with correspondent banks totaling $16.500 million for the year ending December 31, 2006. $3.207 million was drawn on these facilities at December 31, 2005. As another means of borrowing funds, BOE may borrow from the Federal Home Loan Bank of Atlanta. Total expense on Federal Home Loan Bank of Atlanta borrowings in 2006 was $476,000 and in 2005 was $119,000. Total expense on Federal Funds purchased and other borrowings was $102,000 in 2006 and $101,000 in 2005.

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

During the fourth quarter of 2003 the Company engaged in a trust preferred offering, raising $4.124 million in trust preferred subordinated debt which qualifies as capital for regulatory purposes. This trust preferred debt has a 30-year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.00% for a weighted average rate of 8.10% during 2006.

The following table shows the Corporation’s capital ratios:

CAPITAL RATIOS

December 31,

	2006	2005	2004
Tier 1 Risk-based Capital	15.35%	14.76%	15.31%
Total Risk-based Capital	16.35%	15.67%	16.49%
Leverage Ratio	11.62%	11.55%	11.50%

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

As of December 31, 2006, cash, federal funds sold and available-for-sale securities represented 25.90% of deposits and other liabilities compared to 26.37% at December 31, 2005. Managing loan maturities also provides asset liquidity. At December 31, 2006 approximately $95.834 in loans would mature or reprice with a one-year period.

The following table summarizes the Corporation’s liquid assets for the periods indicated:

SUMMARY OF LIQUID ASSETS

December 31,

(Dollars in thousands)

	2006	2005	2004
Cash and due from banks	$5,520	$7,365	$4,354
Federal funds sold	0	0	5,064
Available for sale securities, at fair value	55,963	52,393	54,955

Total liquid assets	$61,483	$59,758	$64,373

Deposits and other liabilities	$237,358	$226,572	$208,657
Ratio of liquid assets to deposits and other liabilities	25.90%	26.37%	30.85%

FINANCIAL RATIOS

Financial ratios give investors a way to compare Corporation’s within industries to analyze financial performance. Return on average assets is net income as a percentage of average total assets. It is a key profitability ratio that indicates how effectively a bank has used its total resources. Return on average assets was 1.15% in 2006 and 1.24% in 2005. Return on average equity is net income as a percentage of average shareholders’ equity. It provides a measure of how productively a Corporation’s equity has been employed. BOE’s return on average equity was 11.47% in 2006 and 12.18% in 2005. Dividend payout ratio is the percentage of net income paid to shareholders as cash dividends during a given period. It is computed by dividing dividends per share by net income per share. BOE has a dividend payout ratio of 29.67% in 2006 and 28.13% in 2005. The Corporation utilizes leverage within guidelines prescribed by federal banking regulators as described in the section “Capital Requirements” in the preceding section. Leverage is average stockholders’ equity divided by total quarterly average assets. This ratio was 9.99% in 2006 and 10.19% in 2005.

FINANCIAL RATIOS

Years ended December 31,

	2006	2005	2004
Return on average assets	1.15%	1.24%	1.23%
Return on average equity	11.47%	12.18%	12.12%
Dividend payout ratio	29.67%	28.13%	25.90%
Average equity to average asset ratio	9.99%	10.19%	10.11%

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

A summary of the contract amount of the Bank’s exposure to off-balance-sheet risk as of December 31, 2006 and 2005, is as follows:

	2006	2005
(In thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$45,251	$40,381
Standby letters of credit	4,971	4,602

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

A summary of the Corporation’s contractual obligations at December 31, 2006 is as follows:

	Payment Due by Period
	(In thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Federal Funds Purchased	$3,207	$3,207	$0	$0	$0
FHLB Advances	12,000	7,000	0	0	5,000
Trust Preferred Capital Notes	4,124	—	—	—	4,124

Total Obligations	$19,331	$10,207	$0	$0	$9,124

The Company does not have any capital lease obligations, as classified under applicable FASB statements, or other purchase or long-term obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 expresses the SEC staff’s view that a registrants materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants will disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. period ended December 31, 2006, the Corporation does not anticipate the implementation of SAB 108 will have a material impact on its consolidated financial statements.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Corporation does not expect the implementation of SFAS 155 to have a material impact on its consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the Statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Corporation does not expect the implementation of SFAS 156 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Corporation does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Statement also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Corporation is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employers’ fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. See Note 8 for more information on the impact of SFAS 158.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return that are not certain to be realized. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation does not expect the implementation of FIN 48 to have a material impact on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exits) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The Corporation is currently evaluating the effect that EITF No. 06-4 will have on its consolidated financial statements when implemented.

In September 2006, The Emerging Issues Task Force issued EITF 06-5, “Accounting for Purchases of Life Insurance- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 .” This consensus concludes that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. A consensus also was reached that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). The consensuses are effective for fiscal years beginning after December 15, 2006. The Corporation is currently evaluating the effect that EITF No. 06-5 will have on its consolidated financial statements when implemented.

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

The Corporation uses its simulation model to estimate earnings in rate environments where rates ramp up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12 month time horizon by applying 12-month shock versus the implied forward rates of 200 basis points up and down. The following table represents the interest rate sensitivity on net interest income for the Corporation across the rate paths modeled as of December 31, 2006:

	Change in Net Interest Income
Change in Yield Curve	(Percent)	($ in thousands)
+200 basis points	0.17%	$19
Most likely rate scenario	0.00%	—
-200 basis points	-1.17%	-129

Economic Value Simulation

Economic value simulation is used to determine the estimated fair value of assets and liabilities over different interest rate scenarios. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate scenarios is an indication of the longer term earnings sensitivity capability of the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The economic value simulation uses simultaneous rate shocks to the balance sheet, whereas the earnings simulation uses rate shock over 12 months. The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation as of December 31, 2006:

	Change in Economic Value of Equity
Change in Yield Curve	(Percent)	($ in thousands)
+200 basis points	-13.09%	$-4,794
Most likely rate scenario	0.00%	—
-200 basis points	9.67%	3,541

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this report following ITEM 15. Exhibits, Financial Statement Schedules.

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets as of December 31, 2006 and 2005

3.	Consolidated Statements of Income for the three years ended December 31, 2006

4.	Consolidated Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2006

5.	Consolidated Statements of Cash Flows for the three years ended December 31, 2006

6.	Notes to Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

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

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All required information is detailed in the Company’s 2007 definitive proxy statement for the annual meeting of shareholders (“Definitive Proxy Statement”), which is expected to be filed with the SEC within the required time period, and is incorporated herein by reference.

ITEM 11:	EXECUTIVE COMPENSATION

Information on executive compensation is provided in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information on security ownership of certain beneficial owners and management and related stockholder matters is provided in the Definitive Proxy Statement, and is incorporated herein by reference.

The following table summarizes information, as of December 31, 2006, relating to the Corporation’s stock incentive plans, pursuant to which grants of options to acquire shares of common stock may be granted from time to time.

Equity Compensation Plan Information

Year Ended December 31, 2006

	Number of shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of shares Remaining Available of Future Issuance Under Plans
Equity compensation plans approved by shareholders	29,718	23.92	53,707
Equity compensation plans not approved by shareholders	—	—	—
Total	29,718	23.92	53,707

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information on certain relationships and related transactions are detailed in the Definitive Proxy Statement and incorporated herein by reference.

ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information on principal accounting fees and services is provided in the Definitive Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibit Listing

Exhibit Number	Description

2	Agreement and Plan of Reorganization (the “Reorganization Agreement”) dated as of March 20, 2000 between the Corporation and Bank. Exhibit A of the Proxy Statement included in Form S-4 Registration Statement filed March 24, 2000, incorporated by reference).

3(a)	Articles of Incorporation of the Corporation (Appendix 1 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement filed March 24, 2000, incorporated by reference).

3(b)	Bylaws (Appendix 2 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement filed March 24, 2000, incorporated by reference).

10(a)	The Corporation’s Stock Incentive Plan (Appendix 3 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement filed March 24, 2000, incorporated by reference).

10(b)	First Amendment to the Corporation’s Stock Incentive Plan (Exhibit 99(b) to Form S-8 Registration Statement filed November 8, 2000, incorporated by reference).

10(c)	The Corporation’s Stock Option Plan for Outside Directors (Appendix 4 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement filed March 24, 2000, incorporated by Reference).

10(d)	First Amendment to the Corporation’s Stock Option Plan for Outside Directors (Exhibit 99(d) to Form S-8 Registration Statement filed November 8, 2000, incorporated by reference).

13	The Corporation’s 2006 Annual Report to Shareholders.

21	Subsidiaries of the Registrant.

23	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	BOE Financial Services Dividend Reinvestment Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-3D filed November 8, 2000.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the town of Tappahannock, State of Virginia, on March 27, 2007.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

By:	/s/ Bruce E. Thomas
Bruce E. Thomas Senior Vice President and Chief Financial Officer

Date: March 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ George M. Longest, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)
George M. Longest, Jr.

/s/ Bruce E. Thomas	Senior Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)
Bruce E. Thomas

/s/ Alexander F. Dillard, Jr.	Chairman of the Board
Alexander F. Dillard, Jr.

/s/ R. Harding Ball	Director
R. Harding Ball

/s/ R. Tyler Bland, III	Director
R. Tyler Bland, III

/s/ L. McCauley Chenault	Director
L. McCauley Chenault

/s/ Frances H. Ellis	Director
Frances H. Ellis

/s/ George B. Elliott	Director
George B. Elliott

/s/ Page Emerson Hughes	Director
Page Emerson Hughes

/s/ Philip T. Minor	Director
Philip T. Minor