Form 10-Q
period 2007-03-31
BOE FINANCIAL SERVICES OF VIRGINIA INC
filed 2007-05-15
CIK 1109848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-31711

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1980794
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1325 Tappahannock Boulevard, Tappahannock, VA	22560
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of May 9, 2007.

Class	Outstanding at May 9, 2007
Common Stock, $5.00 par value	1,209,280

BOE Financial Services of Virginia, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Balance Sheets

(in Thousands except share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and due from banks	$3,879	$5,520
Federal funds sold	736	0
Securities available for sale, at fair value	54,415	55,963
Securities held to maturity (fair value $2,960 in 2007 and $2,949 in 2006)	3,000	3,000
Equity Securities, restricted, at cost	1,536	1,553
Loans held for resale	250	0

Loans	199,125	196,891
Less: Allowance for loan losses	(2,405)	(2,400)

Net loans	196,720	194,491

Bank premises and equipment, net	10,336	10,454
Accrued interest receivable	1,467	1,363
Intangible assets, net	493	524
Other assets	8,704	8,510

Total assets	$281,536	$281,378

See accompanying notes to consolidated financial statements.

Page: 1

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing deposits	$27,532	$27,809
Interest bearing deposits	206,235	203,056

Total deposits	233,767	230,865
Federal funds purchased	—	3,207
Federal Home Loan Bank advances	12,000	12,000
Accrued interest payable	809	851
Other liabilities	2,469	2,284
Trust preferred capital notes	4,124	4,124

Total liabilities	253,169	253,331

Commitments and Contingent Liabilities Stockholders’ equity
Common stock, $5.00 par value	6,045	6,041

	3/31/07	12/31/06
Shares authorized	10,000,000	10,000,000
Shares outstanding	1,209,099	1,208,109
Paid in capital	5,503	5,477
Accumulated other comprehensive (loss),net	(759)	(727)
Retained earnings	17,578	17,256

Total stockholders’ equity	28,367	28,047

Total liabilities and stockholders’ equity	$281,536	$281,378

See accompanying notes to consolidated financial statements.

Page: 2

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Statements of Earnings

(In Thousands except per share data)

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(Unaudited)
Interest Income
Interest and fees on loans	$3,825	$3,392
Interest on federal funds sold	18	3
Interest on taxable securities	256	230
Interest on tax exempt obligations of state and political subdivisions	351	337
Other interest income	7	4

Total interest income	4,457	3,966

Interest Expense
Interest on savings and interest bearing deposits	175	101
Interest on certificates of deposit	1,644	1,156
Interest on federal funds purchased	12	63
Interest on trust preferred capital notes	86	78
Interest on other borrowed money	183	69

Total interest expense	2,100	1,467

Net interest income	2,357	2,499
Provision for loan losses	—	100

Net interest income after provision for loan losses	2,357	2,399

Noninterest Income
Service charges on deposit accounts	235	248
Securities gains(losses)-net	1	(21)
Gains on sale of loans	0	6
Other fee income	51	43
All other noninterest income	143	116

Total noninterest income	430	392

Noninterest Expense
Salaries and employee benefits	1,181	1,064
Premises and fixed assets	277	216
Other expenses	630	546

Total noninterest expense	2,088	1,826

Income before income taxes	699	965
Income taxes	147	227

Net income	$552	$738

Earnings per share, basic	$0.46	$0.62
Earnings per share, diluted	$0.45	$0.61

See accompanying notes to consolidated financial statements.

Page: 3

BOE FINANCIAL SERVICES OF VIRGINIA, Inc.

Consolidated Statements of Cash Flows

(in Thousands)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Cash Flows from Operating Activities
Net income	$552	$738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	170	130
Origination of loans held for sale	(250)	(1,519)
Proceeds from sale of loans held for sale	—	691
Provision for loan losses	—	100
Net amortization on securities	39	47
Net (gain)/loss on sale of securities	(1)	21
(Gain) on sale of loans	—	(16)
Loss on disposal of equipment	—	10
(Increase)/Decrease in accrued interest receivable and other assets	(298)	215
Increase/(decrease) in accrued expenses and other liabilities	143	(99)

Net cash provided by operating activities	355	308

Cash Flows from Investing Activities
Proceeds from sale of securities available-for-sale	5,079	1,726
Proceeds from maturities and calls of securities available-for-sale	502	1,230
Purchase of securities available for sale	(4,089)	(2,643)
Redemption/(purchase) of restricted securities	17	(364)
Net (increase) in loans to customers	(2,235)	(7,642)
(Increase) in federal funds sold	(736)	—
Capital expenditures	(29)	(1,383)

Net cash (used in) investing activities	(1,491)	(9,076)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	2,902	(3,242)
Increase/(decrease) in federal funds purchased	(3,207)	2,581
Increase in Federal Home Loan Bank advances	—	7,000
Issuance of Common Stock	30	23
Dividends paid	(230)	—

Net cash provided by (used in) financing activities	(505)	6,362

Net decrease in cash and cash equivalents	(1,641)	(2,406)
Cash and Cash Equivalents
Beginning of period	5,520	7,365

End of period	$3,879	$4,959

Supplemental disclosure of cash flow information
Cash paid during the year
Interest	$2,142	$1,422

Income Taxes	$240	$0

See accompanying notes to consolidated financial statements.

Page: 4

BOE Financial Services of Virginia, Inc.

Statement of Changes in Stockholders’ Equity

For the Three Month Periods Ended March 31, 2007 and 2006

(in thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2005	$5,990	$5,264	$15,060	$(80)		$26,234
Comprehensive Income:
Net income			738		$738	738
Other comprehensive loss, net of tax:
Unrealized loss on securities available for sale, net of deferred taxes					(211)
Add: Reclassification adjustment, net of tax					14

Other comprehensive loss, net of tax:				(197)	(197)	(197)

Total comprehensive income					$540

Issuance of common stock under Employee Stock Option Plan	5	18				23

Balance, March 31, 2006	$5,995	$5,282	$15,798	$(277)		$26,798

	Common Stock	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2006	$6,041	$5,477	$17,256	$(727)		$28,047
Comprehensive Income:
Net income			552		$552	552
Other comprehensive loss, net of tax:
Unrealized loss on securities available for sale, net of deferred taxes					(32)

Other comprehensive loss, net of tax:				(32)	(32)	(32)

Total comprehensive income					$520

Cash dividend, $0.19 per share			(230)			(230)
Issuance of common stock under
Dividend Reinvestment Plan and Employee Stock Option Plan	4	26				30

Balance, March 31, 2007	$6,045	$5,503	$17,578	$(759)		$28,367

See accompanying notes to consolidated financial statements.

Page: 5

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. The accounting and reporting policies of BOE Financial Services of Virginia, Inc. (the “Company”) conform to accounting principles generally accepted in the United States of America and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

These financial statements should be read in conjunction with the financial statements and the footnotes included in the Company’s 2006 Annual Report to Shareholders.

2. Earnings per share are based on the weighted average number of common shares and common stock equivalents outstanding during the applicable periods. Potential dilutive common stock had no material effect on income available to common shareholders.

	March 31, 2007		March 31, 2006
	Shares	Per Share	Shares	Per Share
Basic earnings per share	1,208,174	$0.46	1,198,814	$0.62
Effect of dilutive stock options	7,101		12,407

Diluted earnings per share	1,215,275	$0.45	1,211,221	$0.61

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

4. Defined Benefit Pension Plan

Components of Net Periodic Benefit Cost

Three months ended March 31,

(In Thousands)

	Pension Benefits
	2007	2006
Service cost	$82	$91
Interest cost	68	61
Expected return on plan assets	(73)	(65)
Amortization of prior service cost	1	1
Amortization of net obligation at transition	(1)	(1)
Amortization of net (gain) loss	9	14

Net periodic benefit cost	$86	$101

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected not to contribute to its pension plan in 2007. As of March 31, 2007, no contributions have been made.

Page: 6

5. Stock Option Plans

During the fiscal year ended December 31, 2000, the Company adopted stock option plans for all employees and outside directors. The plans provide that 110,000 shares of the Company’s common stock will be reserved for both incentive and non-statutory stock options to purchased common stock of the Company. The exercise price per share for incentive and non-statutory stock options shall not be less than the fair market value of a share of common stock on the date of grant, and may be exercised at such times as may be specified by the Board of Directors in the participant’s stock option agreement. Each incentive and non-statutory stock option shall expire not more than ten years from the date the option is granted. The options vest at the rate of one quarter per year from the grant date.

A summary of the status of the stock option plans follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	29,718	$23.92
Granted (during quarter ended March 31, 2007)	0	—
Exercised (during quarter ended March 31, 2007)	(178)	28.70
Forfeited (during quarter ended March 31, 2007)	0	—

Outstanding at quarter end	29,540	23.89	6.25 years	227,753

Exercisable at quarter end	29,540	23.89	6.25 years	227,753

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the option price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount changes based on changes in the market value of the Company’s stock.

The total intrinsic value of options exercised during the quarter ended March 31, 2007 was $498.

No stock-based compensation expense was recorded during the periods ended March 31, 2007 or 2006 as no options were granted and all outstanding options were fully vested.

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

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements.

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

Overview

On March 31, 2007 the Company had total assets of $281.5 million, an increase of $158,000 or 0.6% from $281.4 million at December 31, 2006. Total assets at March 31, 2006 were $268.7 million. The March 31, 2007 total assets figure represents an increase of 4.7% or $12.8 million over one year ago. Total loans amounted to $199.1 million on March 31, 2007, an increase of $2.2 million or 1.1% over December 31, 2006 total loans of $196.9 million. The March 31, 2007 figure represents an increase of $9.0 million or 4.8% over total loans of $190.1 million on March 31, 2006. The Company’s securities portfolio decreased $1.6 million or 2.6% from $60.5 million at December 31, 2006 to $58.9 million at March 31, 2007. Total securities were $56.3 million on March 31, 2006. The Company had Federal Funds sold of $736,000 on March 31, 2007, Federal Funds purchased of $3.2 million on December 31, 2006 and Federal Funds purchased of $4.4 million on March 31, 2006.

Page: 8

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under SFAS 115. The market value of the March 31, 2007 securities AFS portfolio was $54.4 million compared to $56.0 million at December 31, 2006 and $51.7 million at March 31, 2006. The impact of the change in market value of AFS securities, net of deferred income taxes, is reflected in the Statement of Changes in Stockholders’ Equity under Accumulated Other Comprehensive Loss, net. On March 31, 2007, $103,000 represented the Company’s net unrealized loss on AFS securities compared to $54,000 at December 31, 2006 and a net unrealized gain of $423,000 at March 31, 2006.

Total deposits at March 31, 2007 were $233.8 million. This $2.9 million increase is 1.3% greater than total deposits of $230.9 million at December 31, 2006 and $13.9 million, or 6.3% greater than total deposits of $219.9 million at March 31, 2006.

Stockholders’ equity at March 31, 2007 was $28.4 million and represented 10.1% of total assets. Stockholder’s equity was $28.0 million, or 10.0% of total assets at December 31, 2006 and $26.8 million, or 10.0% of total assets at March 31, 2006.

Results of Operations

Net Income

Net income was $552,000 for the first quarter of 2007, or $0.45 per diluted share. This compares to net income of $738,000, or $0.61 per diluted share in the first quarter of 2006. The decrease in earnings through one quarter of 2007 compared to 2006 was $186,000, or 25.2%.

The decrease in earnings was primarily attributable to a decrease of 5.7%, or $142,000 in net interest income. Net interest income was $2,357,000 in the first quarter of 2007 compared to net interest income of $2,499,000 for the same period in 2006. Additionally, noninterest expense increased $262,000, or 14.4%, to $2,088,000 in the first quarter of 2007 compared to $1,826,000 for the same period in 2006.

Net Interest Income

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At March 31, 2007, the Company’s interest-earning assets exceeded its interest-bearing liabilities by approximately $34.9 million, compared with a $32.4 million excess one year ago. Net interest margins on a fully tax equivalent basis were 3.84% through March 31, 2007 compared to 4.30% through March 31, 2006. The decrease in net interest margin was the result of an increase of 38 basis points in yield on total earning assets coupled with an increase of 84 basis points in the cost of total sources of funds. The Company’s yield on average earning assets, on a fully tax equivalent and annualized basis, was 6.98% for the first three months of 2007 compared to 6.60% for the first three months of 2006. Total cost of funds was 3.14% for the first three months of 2007 compared to 2.30% for the same period in 2006.

The Company’s loan-to-deposit ratio was 85.3%, on average, through the first three months of 2007 compared to 84.3% for the same period in 2006. On March 31, 2007, the Company’s loan-to-deposit ratio was 85.2% compared to 85.3% on December 31, 2006 and 86.5% on March 31, 2006.

Provision for Loan Losses

The Company’s provision for loan losses decreased $100,000 to $0 for the first quarter of 2007 compared to $100,000 in the first quarter of 2006. Net recoveries of $5,000 in the first quarter of 2007 compared to net charge-offs on loans of $3,000 in the first quarter of 2006.

Page: 9

Noninterest Income

Noninterest income, including net gains and losses on securities, was $430,000 in the first quarter of 2007 compared to $392,000 in the same period of 2006. This represents an increase of 9.5%, or $38,000. Service charges on deposit accounts were $235,000 in the first quarter of 2007 and $248,000 in the first quarter of 2006. This is a decrease of 5.5%, or $13,000. Securities gains/(losses) increased in the first quarter of 2007 to a $1,000 gain compared to a $21,000 loss for the first quarter of 2006. All other noninterest income increased 23.3% or $27,000, from $116,000 in the first quarter of 2006 to $143,000 in the first quarter of 2007. Other fee income increased 18.6%, from $43,000 in the first quarter of 2006 to $51,000 in the first quarter of 2007.

Noninterest Expenses

Noninterest expenses were $2.1 million and increased $262,000, or 14.4%, in the first quarter of 2007 compared to 2006. Other expenses increased, $84,000, from $546,000 in the first quarter of 2006 to $630,000 in the first quarter of 2007. Salaries and employee benefits increased $117,000, or 11.0%, from $1.1 million in the first quarter of 2006 to $1.2 million in the first quarter of 2007. Premises and fixed assets expense increased $61,000, or 28.2%, from $216,000 in the first quarter of 2006 to $277,000 in the first quarter of 2007.

Of the increases mentioned above, $85,000 was related to increases in wages and overtime due to merit increases and additional employees related to expansion efforts. Additionally, there was an increase of $29,000 in items related to executive retirement benefits. Capitalization of buildings and equipment increased $40,000 due primarily to the opening of the new headquarters building June 12, 2006. Additional real estate taxes of $7,000 have been recognized in the first quarter of 2007 as a result of this building.

Income Taxes

Income tax expense through March 31, 2007 was $147,000. This represents an $80,000, or 35.2% decrease compared to $227,000 in income tax expense for the same period in 2006.

Asset Quality

The Company’s allowance for loan losses totaled $2.4 million on March 31, 2007 or 1.21% of total loans. On December 31, 2006, the allowance for loan losses totaled $2.4 million and was 1.22% of total loans. On March 31, 2006, the allowance for credit losses was $2.3 million and was 1.23% of total loans.

On March 31, 2007, the Company had nonaccruing assets of $83,000 compared to $37,000 on March 31, 2006. Loans past due and still accruing interest totaled $1,963,000 on March 31, 2007 compared to $121,000 on March 31, 2006. This increase is primarily attributable to two borrowers. One borrower has since brought loans current with a $250,000 payment. There was a specific reserve allocated for these loans at period end. For the other borrower there is collateral in excess of the loan balance, minimizing risk of loss.

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

Page: 10

The Company’s ratio of total capital to risk-weighted assets was 14.53% on March 31, 2007 compared to 15.0% on March 31, 2006. Its ratio of Tier 1 Capital to risk-weighted assets was 13.53% on March 31, 2007 and 14.49% on March 31, 2006. The Company’s leverage ratio (Tier I capital to average adjusted total assets) was 10.23% on March 31, 2007 and 11.69% on March 31, 2006. These ratios exceed regulatory minimums. The Company issued trust preferred subordinated debt that qualifies as regulatory capital in the fourth quarter of 2003. This trust preferred debt has a 30-year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.00% and was priced at 8.36% in the first quarter of 2007.

LIQUIDITY

Liquidity represents the Company’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, and certain investment securities. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customer’s credit needs.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157, “Fair Value Measurements”. The Company is in the process of evaluating the impact SFAS 159 may have on its consolidated financial statements but does not intend to adopt the Statement early.

Page: 11

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since 2006 year end as disclosed in the 2006 Form 10-K.

Page: 12

Item 4. Controls and Procedures

Based on their most recent review, which was completed as of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2007 to ensure that information required to be disclosed by the Company’s in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Page: 13

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

No changes in risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Page: 15

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOE Financial Services of Virginia, Inc. (Registrant)

5/15/07	By:	/s/ George M. Longest, Jr.
(Date)		(Signature)
George M. Longest, Jr.
President and Chief Executive Officer

5/15/07	By:	/s/ Bruce E. Thomas
(Date)		(Signature)
Bruce E. Thomas
Secretary, Vice President & Chief Financial Officer

Page: 16