Form 10-Q
period 2007-06-30
BOE FINANCIAL SERVICES OF VIRGINIA INC
filed 2007-08-14
CIK 1109848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated file  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of August 9, 2007.

Class	Outstanding at August 9, 2007
Common Stock, $5.00 par value	1,210,179

BOE Financial Services of Virginia, Inc.

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. –	FINANCIAL STATEMENTS

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Balance Sheets

(in Thousands except share data)

			June 30,	December 31,
			2007	2006
			(Unaudited)
ASSETS
Cash and due from banks			$3,249	$5,520
Federal funds sold			258	0
Securities available for sale, at fair value			50,681	55,963
Securities held to maturity (fair value $2,888 in 2007 and $2,949 in 2006)			3,000	3,000
Equity Securities, restricted, at cost			1,761	1,553
Loans held for resale			644	0
Loans			206,438	196,891
Less: Allowance for loan losses			(2,362)	(2,400)

Net loans			204,076	194,491

Bank premises and equipment, net			10,226	10,454
Accrued interest receivable			1,435	1,363
Intangible assets, net			461	524
Other assets			8,913	8,510

Total assets			$284,704	$281,378

LIABILITIES
Deposits
Noninterest bearing deposits			$29,536	$27,809
Interest bearing deposits			202,720	203,056

Total deposits			232,256	230,865

Federal funds purchased			—	3,207
Federal Home Loan Bank advances			17,000	12,000
Accrued interest payable			985	851
Other liabilities			1,867	2,284
Trust preferred capital notes			4,124	4,124

Total liabilities			256,232	253,331

Commitments and Contingent Liabilities
STOCKHOLDER’S EQUITY
Common stock, $5.00 par value			6,051	6,041

	6/30/07	12/31/06
Shares authorized	10,000,000	10,000,000
Shares outstanding	1,210,198	1,208,109
Paid in capital			5,529	5,477
Accumulated other comprehensive (loss), net			(1,265)	(727)
Retained earnings			18,157	17,256

Total stockholders' equity			28,472	28,047

Total liabilities and stockholders’ equity			$284,704	$281,378

See accompanying notes to consolidated financial statements.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Statements of Income

(In Thousands except per share data)

	Three Months Ended
	June 30,	June 30,
	2007	2006
	(Unaudited)
Interest Income
Interest and fees on loans	$4,115	$3,639
Interest on federal funds sold	8	10
Interest on taxable securities	237	226
Interest on tax exempt obligations of state and political subdivisions	337	339
Other interest income	1	2

Total interest income	4,698	4,216

Interest Expense
Interest on savings and interest bearing deposits	192	100
Interest on certificates of deposit	1,659	1,320
Interest on federal funds purchased	13	25
Interest on trust preferred capital notes	87	83
Interest on other borrowed money	177	135

Total interest expense	2,128	1,663

Net interest income	2,570	2,553
Provision for loan losses	—	25

Net interest income after provision for loan losses	2,570	2,528

Noninterest Income
Service charges on deposit accounts	278	274
Securities gains/(losses)-net	(3)	2
Gains on sale of loans	3	26
Other fee income	62	56
All other noninterest income	219	119

Total noninterest income	559	477

Noninterest Expense
Salaries and employee benefits	1,216	1,107
Premises and fixed assets	297	270
Other expenses	643	651

Total noninterest expense	2,156	2,028

Income before income taxes	973	977
Income taxes	153	211

Net income	$820	$766

Earnings per share, basic	$0.68	$0.64
Earnings per share, diluted	$0.67	$0.63

See accompanying notes to consolidated financial statements.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Statements of Income

(In Thousands except per share data)

	Six Months Ended
	June 30,	June 30,
	2007	2006
	(Unaudited)
Interest Income
Interest and fees on loans	$7,940	$7,030
Interest on federal funds sold	26	13
Interest on taxable securities	493	456
Interest on tax exempt obligations of state and political subdivisions	688	676
Other interest income	8	6

Total interest income	9,155	8,181

Interest Expense
Interest on savings and interest bearing deposits	367	201
Interest on certificates of deposit	3,303	2,475
Interest on federal funds purchased	25	87
Interest on trust preferred capital notes	173	161
Interest on other borrowed money	360	205

Total interest expense	4,228	3,129

Net interest income	4,927	5,052
Provision for loan losses	—	125

Net interest income after provision for loan losses	4,927	4,927

Noninterest Income
Service charges on deposit accounts	513	522
Securities (losses)-net	(3)	(19)
Gains on sale of loans	3	33
Other fee income	114	99
All other noninterest income	362	234

Total noninterest income	989	869

Noninterest Expense
Salaries and employee benefits	2,397	2,171
Premises and fixed assets	573	487
Other expenses	1,274	1,197

Total noninterest expense	4,244	3,855

Income before income taxes	1,672	1,941
Income taxes	300	437

Net income	$1,372	$1,504

Earnings per share, basic	$1.14	$1.25
Earnings per share, diluted	$1.13	$1.24

See accompanying notes to consolidated financial statements.

BOE FINANCIAL SERVICES OF VIRGINIA, Inc.

Consolidated Statements of Cash Flows

(in Thousands)

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
Cash Flows from Operating Activities
Net income	1,372	$1,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	336	275
Origination of loans held for sale	(1,896)	(3,806)
Proceeds from sale of loans held for sale	1,255	3,855
Provision for loan losses	—	125
Net amortization on securities	74	95
Net loss on sale of securities	3	18
(Gain) on sale of loans	(3)	(49)
(Increase) Decrease in accrued interest receivable and other assets	(437)	1,899
Decrease in accrued expenses and other liabilities	(283)	(423)

Net cash provided by operating activities	421	3,493

Cash Flows from Investing Activities
Proceeds from sale of securities available-for-sale	7,014	3,699
Proceeds from maturities and calls of securities available-for-sale	4,313	1,656
Purchase of securities available for sale	(6,686)	(6,327)
Purchase of restricted securities	(208)	(365)
Net (increase) in loans to customers	(9,585)	(6,056)
(Increase) in federal funds sold	(258)	—
Capital expenditures	(57)	(3,157)

Net cash (used in) investing activities	(5,467)	(10,550)

Cash Flows from Financing Activities
Net increase in deposits	1,391	464
Increase (decrease) in federal funds purchased	(3,207)	898
Increase in Federal Home Loan Bank advances	5,000	7,000
Issuance of Common Stock	62	93
Dividends paid	(471)	(457)

Net cash provided by financing activities	2,775	7,998

Net increase (decrease) in cash and cash equivalents	(2,271)	941
Cash and Cash Equivalents
Beginning of period	5,520	7,365

End of period	$3,249	$8,306

Supplemental disclosure of cash flow information
Cash paid during the year
Interest	$4,094	$2,966

Income Taxes	$330	$525

See accompanying notes to consolidated financial statements.

BOE Financial Services of Virginia, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Month Periods Ended June 30, 2007 and 2006

(in thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2005	$5,990	$5,264	$15,060	$(80)		$26,234
Comprehensive Income:
Net income			1,504		$1,504	1,504
Other comprehensive loss, net of tax:
Unrealized loss on securities available for sale, net of deferred taxes					(390)
Add: Reclassification adjustment, net of tax					12

Other comprehensive loss, net of tax:				(378)	(378)	(378)

Total comprehensive income					$1,126

Cash dividends, $ 0.38			(457)			(457)
Issuance of common stock	17	76				93

Balance, June 30, 2006	$6,007	$5,340	$16,107	$(458)		$26,996

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2006	$6,041	$5,477	$17,256	$(727)		$28,047
Comprehensive Income:
Net income			1,372		$1,372	1,372
Other comprehensive loss, net of tax:
Unrealized loss on securities available for sale, net of deferred taxes					(540)

Add: Reclassification adjustment, net of tax					2

Other Comprehensive loss, net of tax				(538)	(538)	(538)

Total comprehensive income					$834

Cash dividend, $0.39 per share			(471)			(471)
Issuance of common stock	10	52				62

Balance, June 30, 2007	$6,051	$5,529	$18,157	$(1,265)		$28,472

See accompanying notes to consolidated financial statements.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. The accounting and reporting policies of BOE Financial Services of Virginia, Inc. (the “Company”) conform to accounting principles generally accepted in the United States of America and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

These financial statements should be read in conjunction with the financial statements and the footnotes included in the Company’s 2006 Annual Report to Shareholders. Certain reclassifications have been made to prior period balances to conform to the current period presentation.

2. Earnings per share are based on the weighted average number of common shares and common stock equivalents outstanding during the applicable periods. Potential dilutive common stock had no material effect on income available to common shareholders. No shares were excluded from the calculation because the effect would be anti-dilutive.

	Six Months Ended
	June 30, 2007		June 30, 2006
	Shares	Per Share	Shares	Per Share
Basic earnings per share	1,208,732	$1.14	1,199,776	$1.25
Effect of dilutive stock options	6,723		11,249

Diluted earnings per share	1,215,455	$1.13	1,211,025	$1.24

	Three Months Ended
	June 30, 2007		June 30, 2006
	Shares	Per Share	Shares	Per Share
Basic earnings per share	1,209,266	$0.68	1,200,315	$0.64
Effect of dilutive stock options	6,356		10,091

Diluted earnings per share	1,215,622	$0.67	1,210,406	$0.63

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

	June 30,	December 31,	June 30,
(Dollars in thousands)	2007	2006	2006
Loans:
Commercial	$23,410	$22,934	$22,672
Real Estate	144,602	138,008	128,318
Real Estate - construction	31,978	29,984	31,185
Installment & other loans	6,448	5,965	6,351

Total loans	206,438	196,891	188,526
Less allowance for loan losses	(2,362)	(2,400)	(2,388)

Net loans	$204,076	$194,491	$186,138

4. The Company’s allowance for loan losses was as follows at the dates indicated:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2007	2006	2006
Balance January 1	$2,400	$2,249	$2,249
Provision charged against income	—	125	125
Recoveries of loans charged off	18	164	63
Loans charged off	(56)	(138)	(49)

Balance at end of period	$2,362	$2,400	$2,388

5. Defined Benefit Pension Plan

Components of Net Periodic Benefit Cost

	Pension Benefits
	Six Months Ended		Three Months Ended
	June 30,		June 30,
(In Thousands)	2007	2006	2007	2006
Service cost	$164	$182	82	$91
Interest cost	136	122	68	61
Expected return on plan assets	(146)	(130)	(73)	(65)
Amortization of prior service cost	2	2	1	1
Amortization of net obligation at transition	(2)	(2)	(1)	(1)
Amortization of net loss	18	28	9	14

Net periodic benefit cost	$172	$202	$86	$101

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected not to contribute to its pension plan in 2007. As of June 30, 2007, no contributions have been made.

6. Stock Option Plans

During the fiscal year ended December 31, 2000, the Company adopted stock option plans for all employees and outside directors. The plans provide that 110,000 shares of the Company’s common stock will be reserved for both incentive and non-statutory stock options to purchase common stock of the Company. The exercise price per share for incentive and non-statutory stock options shall not be less than the fair market value of a share of common stock on the date of grant, and may be exercised at such times as may be specified by the Board of Directors in the participant’s stock option agreement. Each incentive and non-statutory stock option shall expire not more than ten years from the date the option is granted. The options vest at the rate of one quarter per year from the grant date.

A summary of the status of the stock option plan activity for the six months ended June 30, 2007 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2007	29,718	$23.92
Exercised (during quarter ended June 30, 2007)	(359)	28.70

Outstanding, June 30, 2007	29,359	23.86	6.00 years	147,924

Exercisable, June 30, 2007	29,359	23.86	6.00 years	147,924

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the option price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes based on changes in the market value of the Company’s stock.

The total intrinsic value of options exercised during the quarter ended June 30, 2007 was $380 and for the six months ended June 30, 2007 was $878.

No stock-based compensation expense was recorded for the quarter ended and six months ended June 30, 2007 or 2006 as no options were granted and all outstanding options were fully vested.

7. Securities

The unrealized losses in the investment portfolio as of June 30, 2007 are generally a result of market fluctuations that occur daily. The unrealized losses are from securities that are all of investment grade, backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States. The Company has the ability and intent to hold these securities to maturity. Market prices are affected by conditions beyond the control of the Company. Investment decisions are made by the management group of the Company and reflect the overall liquidity and strategic asset/liability objectives of the Company. Management analyzes the securities portfolio frequently and manages the portfolio to provide an overall positive impact to the Company’s income statement and balance sheet.

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

Overview

On June 30, 2007 the Company had total assets of $284.704 million, an increase of $3.326 million, or 1.18% from $281.378 million at December 31, 2006. Total assets at June 30, 2006 were $270.632 million. The June 30, 2007 total assets figure represents an increase of 5.20%, or $14.072 million over one year ago. Total loans amounted to $206.438 million on June 30, 2007, an increase of $9.547 million, or 4.85%, over December 31, 2006 total loans of $196.891 million. The June 30, 2007 figure represents an increase of $17.912 million, or 9.50% over total loans of $188.526 million on June 30, 2006. The Company’s available-for-sale securities portfolio decreased $5.282 million, or 9.44%, from $55.963 million at December 31, 2006 to $50.681 million at June 30, 2007. Total available-for-sale securities were $52.679 million on June 30, 2006. The Company had federal funds sold of $258,000 on June 30, 2007, federal funds purchased of $3.207 million on December 31, 2006 and federal funds purchased of $2.708 million on June 30, 2006.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under SFAS 115. The market value of the June 30, 2007 securities AFS portfolio was $50.681 million compared to a book value $51.555 million. At December 31, 2006 market value of the available-for-sale portfolio was $55.963 compared to a book value of $56.018 million. On June 30, 2006 the market value of the available-for-sale portfolio was $52.679 million with an associated book value of $53.701 million. The impact of the change in market value of AFS securities, net of deferred income taxes, is reflected in the Statement of Changes in Stockholder’s Equity under Accumulated Other Comprehensive Income.

Total deposits at June 30, 2007 were $232.256 million. This $1.391 million increase is 0.60% greater than total deposits of $230.865 million at December 31, 2006 and $8.660 million, or 3.87% greater than total deposits of $223.596 million at June 30, 2006.

Stockholder’s equity at June 30, 2007 was $28.472 million and represented 10.00% of total assets. Stockholder’s equity was $28.047 million, or 9.97% of total assets at December 31, 2006 and $26.996 million, or 9.98% of total assets at June 30, 2006.

Results of Operations

Net Income

Net income was $820,000 for the second quarter of 2007, or $0.67 per diluted share. This compares to net income of $766,000, or $0.63 per diluted share in the second quarter of 2006. The increase in earnings in the second quarter of 2007 compared to 2006 was $54,000, or 7.05%.

This increase in quarterly earnings was primarily attributable to an $82,000 increase in noninterest income and a $58,000 reduction in income tax expenses. Additionally, as a result of continued intensive asset quality management, provision for loan losses was $0 in the second quarter of 2007 compared to $25,000 for the same period in 2006. Noninterest income was $559,000 in the second quarter of 2007 compared to $477,000 in the same period in 2006. Of this increase $115,000 was the result of additional income generated through Bank Owned Life Insurance, which has contributed to lowering the 2007 income tax expense. Additionally, net interest income increased $17,000 in the second quarter of 2007 compared to 2006. Offsetting these increases to net income was a $128,000, or 6.31%, increase in noninterest expenses.

For the six month period ended June 30, 2007, the Company reported a 8.78%, or $132,000, decrease in net income over the same period in 2006. Net income for the six months ended June 30, 2007 was $1.372 million compared to six month earnings of $1.504 million in 2006. This decrease was primarily the result of a $389,000, or 10.09%, increase in noninterest expenses and a 2.47%, or $125,000, decrease in net interest income. Noninterest expenses were $4.244 million for the first six months of 2007 compared to $3.855 million for the same period in 2006. Of this increase to noninterest expenses $226,000 is related to increases in salaries and employee benefits. Bank of Essex filled staffing needs in the second quarter of 2007 for two new offices that will open in Northumberland County, Virginia. Additionally, occupancy expenses have increased $77,000, or 17.66%, primarily as a result of the Company’s Corporate Headquarters and branch banking facility that opened in June 2006.

Net Interest Income

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At June 30, 2007, the Company's interest-earning assets exceeded its interest-bearing liabilities by approximately $36.576 million, compared with a $28.254 million excess one year ago. Net interest margins on a fully tax equivalent basis were 3.94% through June 30, 2007 compared to 4.28% through June 30, 2006. The decrease in net interest margin was the result of an increase of 37 basis points in yield on total earning assets coupled with an increase of 71 basis points in the cost of total sources of funds. The Company’s yield on average earning assets, on a fully tax equivalent and annualized basis, was 7.09% for the first six months of 2007 compared to 6.72% for the first six months of 2006. Total cost of funds was 3.15% for the first six months of 2007 compared to 2.44% for the same period in 2006.

The Company’s loan-to-deposit ratio was 86.45%, on average, through the first six months of 2007 compared to 84.44% for the same period in 2006. On June 30, 2007, the Company’s loan-to-deposit ratio was 88.88% compared to 85.28% on December 31, 2006 and 84.32% on June 30, 2006.

Provision for Loan Losses

The Company’s provision for loan losses decreased $25,000 to $0 for the second quarter of 2007 compared to $25,000 in the second quarter of 2006. Net charge-offs of $43,000 in the second quarter of 2007 compared to net charge-offs on loans of $17,000 in the second quarter of 2006. For the six month period ended June 30, 2007, provision for loan losses was $0, a decrease of 125,000, from provision for loan losses of $125,000 through six months in 2006. Through six months in 2007 net charge-offs were $38,000, represented by charge-offs of $56,000 and recoveries of $18,000.

Noninterest Income

Noninterest income, including net gains and losses on securities, was $559,000 in the second quarter of 2007 compared to $477,000 in the same period of 2006. This represents an increase of 17.19%, or $82,000. Service charges on deposit accounts were $278,000 in the second quarter of 2007 and $274,000 in the second quarter of 2006. This is an increase of 1.46%, or $4,000. Securities losses were $3,000 in the second quarter of 2007 and 2,000 for the same period in 2006. All other noninterest income increased 84.03% or $100,000, from $119,000 in the second quarter of 2006 to $219,000 in the second quarter of 2007. Other fee income increased 10.71%, or $6,000, from $56,000 in the second quarter of 2006 to $62,000 in the second quarter of 2007. Gains on sale of loans decreased $23,000, or 88.46%, from $26,000 in the second quarter of 2006 to $3,000 in the second quarter of 2007.

For the six month period ended June 30, 2007 noninterest income of $989,000 was an increase of $120,000, or 13.81%, from noninterest income of $869,000 for the first six months of 2006. Service charges on deposit accounts were $513,000 for the period compared to $522,000 in 2006. This is a decrease 1.72%, or $9,000. All other noninterest increased $128,000, or 54.70% and was $362,000 for the first six months of 2007 compared to $234,000 for the same period in 2006. Gains on sales of loans was $3,000 for the first six months of 2007 compared to $33,000 for the same period in 2006, representing a decrease of 90.91%, or $30,000. Other fee income increased 15.15%, or $15,000, and was $114,000 for the first six months of 2007 compared to $99,000 for the same period in 2006. Securities losses decreased $16,000, or 84.21%, and were a loss of $3,000 in the first six months of 2007 compared to a loss of $19,000 for the first six months of 2006.

Noninterest Expenses

Noninterest expenses were $2.156 million and increased $128,000, or 6.31%, in the second quarter of 2007 compared to 2006. Other expenses decreased, $8,000, from $651,000 in the second quarter of 2006 to $643,000 in the second quarter of 2007. Salaries and employee benefits increased $109,000, or 9.85%, from $1.107 million in the second quarter of 2006 to $1.216 million in the second quarter of 2007. Premises and fixed assets increased $27,000, or 10.00%, from $270,000 in the second quarter of 2006 to $297,000 in the second quarter of 2007.

For the six month period ended June 30, 2007 noninterest expenses were $4.244 million, a $389,000, or 10.09%, increase over noninterest expenses of $3.855 million for the first six months of 2006. Salaries and employee benefits increased $226,000, or 10.41%, and were $2.397 million for the first six months of 2007 compared to $2.171 million for the same period in 2006. Premises and fixed assets increased $86,000, or 17.66% and were $573,000 for the first two quarters of 2007 and $487,000 for the same period in 2006. Other expenses increased $77,000, or 6.43%, from $1,197,000 for the first six months of 2006 compared to $1,274,000 for the same period in 2006.

Income Taxes

Income tax expense was $153,000 in the second quarter of 2007. This represents a decrease of $58,000 compared to $211,000 of income tax expense in the second quarter of 2006. Income tax expense for the six month period ended June 30, 2007 was $300,000 compared to $437,000 for the same period in 2006. This represents a decrease of $137,000 and is primarily the result of a lower effective tax rate due to the addition of $5.500 million in Bank Owned Life Insurance and tax exempt municipal income.

Asset Quality

The Company’s allowance for loan losses totaled $2.362 million on June 30, 2007, or 1.14% of total loans. On December 31, 2006, the allowance for loan losses totaled $2.400 million and was 1.23% of total loans. On June 30, 2006, the allowance for credit losses was $2.388 million and was 1.27% of total loans.

On June 30, 2007, the Company had nonaccruing assets of $191,000 compared to $54,000 on June 30, 2006. Loans past due and still accruing interest totaled $56,000 on June 30, 2007 compared to $928,000 on June 30, 2006.

As a result of continued intensive asset quality management and improved asset quality, provision for loan losses was $0 in the second quarter of 2007 compared to $25,000 in the same period in 2006.

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

The Company’s ratio of total capital to risk-weighted assets was 16.30%% on June 30, 2007 compared to 13.64% on June 30, 2006. Its ratio of Tier 1 Capital to risk-weighted assets was 15.40% on June 30, 2007 and 12.71% on June 30, 2006. The Company’s leverage ratio (Tier I capital to average adjusted total assets) was 11.85% on June 30, 2007 and 10.00% on June 30, 2006. These ratios exceed regulatory minimums. The Company issued trust preferred subordinated debt that qualifies as regulatory capital in the fourth quarter of 2003. This trust preferred debt has a 30-year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.00% and was priced at 8.34938% in the second quarter of 2007.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is in the process of evaluating the impact SFAS 159 may have on its consolidated financial statements.

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

The Company uses its simulation model to estimate earnings in rate environments where rates ramp up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12 month time horizon by applying 12-month shock versus the implied forward rates of 200 basis points up and down. The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled as of June 30, 2007:

	Change in Net Interest Income
Change in Yield Curve	(Percent)	($ in thousands)
+200 basis points	-1.56%	$(179)
Most likely rate scenario	0.00%	—
-200 basis points	0.48%	55

Economic Value Simulation

Economic value simulation is used to determine the estimated fair value of assets and liabilities over different interest rate scenarios. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate scenarios is an indication of the longer term earnings sensitivity capability of the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The economic value simulation uses simultaneous rate shocks to the balance sheet, whereas the earnings simulation uses rate schock over 12 months. The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation as of June 30, 2007:

	Change in Economic Value of Equity
Change in Yield Curve	(Percent)	($ in thousands)
+200 basis points	-17.92%	$-6,586
Most likely rate scenario	0.00%	—
-200 basis points	13.38%	4,916

Item 4.	Controls and Procedures

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

The Company held its annual shareholders meeting on May 11, 2007.

R. Harding Ball, George B. Elliott, and George M. Longest, Jr., all of the directors nominated for election, were elected to the Board of Directors of the Company to serve until the Annual Meeting to be held in 2010 and until their successors are duly elected. The names of the other directors whose terms of office as directors continued after the annual shareholder’s meeting are: R. Tyler Bland, III; L. McCauley Chenault; Alexander F. Dillard, Jr.; Frances H. Ellis; Page Emerson Hughes, Jr.; and Philip T. Minor.

Votes were cast in the election of directors as follows:

	FOR	AGAINST	ABSTAIN
R. Harding Ball	947,780	9,791	0
George B. Elliott	948,692	8,879	0
George M. Longest, Jr.	926,097	31,474	0

Yount, Hyde & Barbour, P.C., Certified Public Accountants, were ratified as the independent auditors of the Company for 2007.

FOR	AGAINST	ABSTAIN
957,554	0	0

Item 5.	Other Information

None

Item 6.	Exhibits

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

BOE Financial Services of Virginia, Inc. (Registrant)

8/14/07	By:	/s/ George M. Longest, Jr.
(Date)		(Signature)
George M. Longest, Jr.
President and Chief Executive Officer

8/14/07	By:	/s/ Bruce E. Thomas
(Date)		(Signature)
Bruce E. Thomas
Secretary, Vice President & Chief Financial Officer