Form 10-Q
period 2007-09-30
BOE FINANCIAL SERVICES OF VIRGINIA INC
filed 2007-11-14
CIK 1109848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of November 6, 2007.

Class	Outstanding at Novemer 6, 2007
Common Stock, $5.00 par value	1,211,246

BOE Financial Services of Virginia, Inc.

FORM 10-Q

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	September 30, 2007	December 31, 2006	September 30, 2006
	(Unaudited)	(Audited)	(Unaudited)
Assets
Cash and due from banks	$4,619	$5,520	$5,265
Federal funds sold	966	—	6,016
Securities available for sale, at fair value	49,382	55,963	53,937
Securities held to maturity, fair value of $2,949, $2,949 and $2,852	3,000	3,000	3,000
Equity securities, restricted at cost	1,761	1,553	1,553
Loans, net of allowance for loan losses of $2,672, $2,400 and $2,366	213,500	194,491	187,354
Bank premises and equipment, net	10,577	10,454	10,760
Accrued interest receivable	1,526	1,363	1,422
Intangible assets, net	430	524	556
Other assets	9,006	8,510	8,225

Total assets	$294,767	$281,378	$278,088

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$28,968	$27,809	$29,807
Interest-bearing	212,022	203,056	202,284

Total deposits	$240,990	$230,865	$232,091

Federal funds purchased	—	3,207	—
Federal Home Loan Bank advances	17,000	12,000	12,000
Trust preferred capital notes	4,124	4,124	4,124
Accrued interest payable	911	851	883
Other liabilities	2,394	2,284	889

Total liabilities	$265,419	$253,331	$249,987

Commitments and Contingent Liabilities
Stockholders’ Equity
Preferred stock $5 par value, authorized 1,000,000 shares; no shares issued and outstanding	$—	$—	$—
Common stock, $5 par value, authorized 10,000,000 shares; issued and outstanding, 1,211,267 shares, 1,208,109 shares, and 1,203,857 shares, respectively	6,056	6,041	6,019
Additional paid-in capital	5,551	5,477	5,386
Retained earnings	18,542	17,256	16,814
Accumulated other comprehensive loss, net	(801)	(727)	(118)

Total stockholders’ equity	$29,348	$28,047	$28,101

Total liabilities and stockholders’ equity	$294,767	$281,378	$278,088

See accompanying notes to consolidated financial statements.

Page: 1

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Interest and Dividend Income
Interest and fees on loans	$4,179	$3,652	$11,980	$10,536
Interest and dividends on securities:
U.S. Treasury	4	10	12	31
U.S. Government agencies	178	155	575	472
State and political subdivisions, nontaxable	324	344	1,017	1,025
State and political subdivisions, taxable	33	34	84	104
Other securities	43	47	134	139
Interest on federal funds sold	19	28	45	41

Total interest and dividend income	4,780	4,270	13,847	12,348

Interest Expense
Interest on deposits	1,909	1,588	5,579	4,264
Interest on borrowings	280	229	838	682

Total interest expense	2,189	1,817	6,417	4,946

Net interest income	2,591	2,453	7,430	7,402
Provision for Loan Losses	—	—	—	125

Net interest income after provision for loan losses	2,591	2,453	7,430	7,277

Noninterest income
Service charge income	284	258	797	779
Net security gains (losses)	(39)	—	(42)	(19)
Net gains on sales of loans	18	12	21	45
Net (losses) on sale of premises and equipment	—	—	—	(10)
Other income	183	167	647	494

Total noninterest income	446	437	1,423	1,289

Noninterest expenses
Salaries	967	827	2,717	2,408
Employee benefits and costs	271	252	818	731
Occupancy expenses	126	131	373	309
Furniture and equipment related expenses	119	121	340	330
Data processing	162	146	453	415
Stationery and printing	51	35	135	120
Postage	50	31	140	135
Bank franchise tax	61	60	183	178
Other operating expenses	426	346	1,219	1,058

Total noninterest expenses	2,233	1,949	6,378	5,684

Net income before income taxes	804	941	2,475	2,882
Income taxes	164	235	463	672

Net income	$640	$706	$2,012	$2,210

Earnings Per Share, basic	$0.53	$0.59	$1.66	$1.84
Earnings Per Share, diluted	$0.53	$0.58	$1.66	$1.83

See accompanying notes to consolidated financial statements.

Page: 2

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2007 and 2006

(in Thousands)

	September 30, 2007	September 30, 2006
	(Unaudited)
Cash Flows from Operating Activities
Net income	$2,012	$2,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	505	449
Origination of loans held for sale	(3,347)	(5,351)
Proceeds from sale of loans held for sale	3,347	5,335
Provision for loan losses	—	125
Net amortization on securities	102	141
Net (gain)/loss on sale of securities	42	19
(Gain) on sale of loans	(21)	(80)
Net loss on disposal of equipment	5	10
(Increase) decrease in accrued interest receivable and other assets	659	(171)
Increase in accrued expenses and other liabilities	170	23

Net cash provided by operating activities	$3,474	$2,710

Cash Flows from Investing Activities
Proceeds from sale of securities available-for-sale	$12,597	$3,089
Proceeds from maturities and calls of	5,052	2,844
securities available-for-sale	(12,496)	(7,695)
Purchase of securities available-for-sale	(208)	(365)
Purchase of restricted securities	(19,282)	(7,272)
Net (increase) in loans to customers	(966)	(6,016)
Increase in federal funds sold	—	—
Capital expenditures	(353)	(3,239)

Net cash (used in) investing activities	$(15,656)	$(18,654)

Cash Flows from Financing Activities
Net increase in deposits	$10,125	$8,959
Issuance of Common Stock	89	151
Decrease in federal funds purchased	(3,207)	(1,810)
Increase in FHLB Advances	5,000	7,000
Dividends paid	(726)	(456)

Net cash provided by financing activities	$11,281	$13,844

Net increase (decrease) in cash and cash equivalents	$(901)	$(2,100)
Cash and Cash Equivalents
Beginning of period	5,520	7,365

End of period	$4,619	$5,265

Supplemental disclosure of cash flow information
Cash paid during the year
Interest	$6,357	$4,582
Income Taxes	490	685

See accompanying notes to consolidated financial statements

Page: 3

BOE Financial Services of Virginia, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Month Periods Ended September 30, 2007 and 2006

(in thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2005	$5,990	$5,264	$15,060	$(80)		$26,234
Comprehensive Income:
Net income			2,210		$2,210	2,210
Other comprehensive loss, net of tax:
Unrealized loss on securities available for sale, net of deferred taxes					(50)
Add: Reclassification adjustment, net of tax					12

Other comprehensive loss, net of tax:				(38)	(38)	(38)

Total comprehensive income					$2,172

Cash dividends, $0.38			(456)			(456)
Issuance of common stock	29	122				151

Balance, September 30, 2006	$6,019	$5,386	$16,814	$(118)		$28,101

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2006	$6,041	$5,477	$17,256	$(727)		$28,047
Comprehensive Income:
Net income			2,012		$2,012	2,012
Other comprehensive loss, net of tax:
Unrealized loss on securities available for sale, net of deferred taxes					(105)

Add:Reclassification adjustment, net of tax					31

Other Comprehensive loss, net of tax				(74)	(74)	(74)

Total comprehensive income					$1,938

Cash dividend, $0.60 per share			(726)			(726)
Issuance of common stock	15	74				89

Balance, September 30, 2007	$6,056	$5,551	$18,542	$(801)		$29,348

See accompanying notes to consolidated financial statements

Page: 4

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. The accounting and reporting policies of BOE Financial Services of Virginia, Inc. (the “Company”) conform to accounting principles generally accepted in the United States of America and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

	Nine Months Ended
	September 30, 2007		September 30, 2006
	Shares	Per Share	Shares	Per Share
Basic earnings per share	1,209,238	$1.66	1,200,259	$1.84
Effect of dilutive stock options	5,718		9,614

Diluted earnings per share	1,214,956	$1.66	1,209,873	$1.83

	Three Months Ended
	September 30, 2007		September 30, 2006
	Shares	Per Share	Shares	Per Share
Basic earnings per share	1,210,233	$0.53	1,202,243	$0.59
Effect of dilutive stock options	3,462		8,065

Diluted earnings per share	1,213,695	$0.53	1,210,308	$0.58

Page: 5

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

(Dollars in thousands)	September 30, 2007	December 31, 2006	September 30, 2006
Loans:
Commercial	$21,970	$22,934	$24,672
Real Estate	153,121	138,008	126,578
Real Estate—construction	34,602	29,984	32,328
Installment & other loans	6,479	5,965	6,142

Total loans	216,172	196,891	189,720
Less allowance for loan losses	(2,672)	(2,400)	(2,366)

Net loans	$213,500	$194,491	$187,354

4. The Company’s allowance for loan losses was as follows at the dates indicated:

(Dollars in thousands)	September 30, 2007	December 31, 2006	September 30, 2006
Balance January 1	$2,400	$2,249	$2,249
Provision charged against income (loans)	—	125	125
Provision charged against income (overdrafts)	6	—	—
Recoveries	427	164	81
Loans charged off	(161)	(138)	(89)

Balance at end of period	$2,672	$2,400	$2,366

5. Defined Benefit Pension Plan

Components of Net Periodic Benefit Cost

(In Thousands)

	Pension Benefits
	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Service cost	$246	$273	82	$91
Interest cost	204	183	68	61
Expected return on plan assets	(219)	(195)	(73)	(65)
Amortization of prior service cost	3	3	1	1
Amortization of net obligation at transition	(3)	(3)	(1)	(1)
Amortization of net loss	27	42	9	14

Net periodic benefit cost	$258	$303	$86	$101

Page: 6

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected not to contribute to its pension plan in 2007. As of September 30, 2007, no contributions have been made.

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

A summary of the status of the stock option plan activity for the nine months ended September 30, 2007 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2007	29,718	$23.92
Exercised (during the quarter ended September 30, 2007)	(359)	28.70

Outstanding, September 30,	29,359	23.86	5.75 years	$147,924

Exercisable, September 30,	29,359	23.86	5.75 years	$147,924

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the option price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on changes in the market value of the Company’s stock.

The total intrinsic value of options exercised for the nine months ended September 30, 2007 was $878.

No stock-based compensation expense was recorded for the quarter ended and nine months ended September 30, 2007 or 2006 as no options were granted and all outstanding options were fully vested.

Page: 7

7. Securities

Amortized costs and fair values of securities available for sale at September 30, 2007 and December 31, 2006 were as follows:

(In Thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	September 30, 2007
U.S. Treasury securities	$499	$—	$(7)	$492
U.S. Agency and mortgage-backed securities	11,421	2	(200)	11,223
Obligations of state and political subdivisions	36,845	110	(431)	36,524
Corporate debt securities	702	6	—	708
Other equity securities	81	356	(2)	435

	$49,548	$474	$(640)	$49,382

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	December 31, 2006
U.S. Treasury securities	$999	$—	$(19)	$980
U.S. Agency and mortgage-backed securities	15,374	11	(259)	15,126
Obligations of state and political subdivisions	38,298	247	(321)	38,224
Corporate debt securities	1,281	12	(5)	1,288
Other equity securities	65	280	—	345

	$56,017	$550	$(604)	$55,963

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2007 and December 31, 2006 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	September 30, 2007
U.S. Treasury securities	$—	$—	$492	$(7)	$492	$(7)
U.S. Agency and mortgage- backed securities	5,886	(52)	8,215	(148)	14,101	(200)
Obligations of state and political subdivisions	8,925	(111)	14,813	(320)	23,738	(431)
Corporate debt securities	—	—	—	—	—	—
Other equity securities	12	(2)	—	—	12	(2)

	$14,823	$(165)	$23,520	$(475)	$38,343	$(640)

Page: 8

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2006
U.S. Treasury securities	$497	$(3)	$483	$(16)	$980	$(19)
U.S. Agency and mortgage-backed securities	2,161	(9)	9,090	(250)	11,251	(259)
Obligations of state and political subdivisions	6,532	(27)	14,835	(294)	21,367	(321)
Corporate debt securities	497	(5)	—	—	497	(5)
Other equity securities	—	—	—	—	—	—

	$9,687	$(44)	$24,408	$(560)	$34,095	$(604)

Management continually monitors the fair value and credit quality of the Company’s investment portfolio. No impairment is considered permanent as the Company has the positive ability and intent of holding the securities until maturity or recovery of value.

Amortized costs and fair values of securities held to maturity at September 30, 2007 and December 31, 2006 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	September 30, 2007
U.S. Agency and mortgage-backed securities	3,000	—	$(51)	$2,949

	$3,000	$—	$(51)	$2,949

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	December 31, 2006
U.S. Agency and mortgage-backed securities	3,000	—	$(51)	$2,949

	$3,000	$—	$(51)	$2,949

The fair value and gross unrealized losses for securities held to maturity, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2007 and December 31, 2006 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	September 30, 2007
U.S. Agency and mortgage-backed securities	—	—	$2,949	$(51)	2,949	(51)

	$—	$—	$2,949	$(51)	$2,949	$(51)

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2006
U.S. Agency and mortgage-backed securities	—	—	$2,949	$(51)	$2,949	$(51)

	$—	$—	$2,949	$(51)	$2,949	$(51)

Page: 9

Item 2.	– MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

On September 30, 2007 the Company had total assets of $294.767 million, an increase of $13.389 million, or 4.76% from $281.378 million at December 31, 2006. Total assets at September 30, 2006 were $278.088 million. The September 30, 2007 total assets figure represents an increase of 6.00%, or $16.679 million over one year ago. Total loans amounted to $216.172 million on September 30, 2007, an increase of $19.281 million, or 9.79%, over December 31, 2006 total loans of $196.891 million. The September 30, 2007 figure represents an increase of $26.452 million, or 13.94% over total loans of $189.720 million on September 30, 2006. The Company’s available-for-sale securities portfolio decreased $6.581 million, or 11.76%, from $55.963 million at December 31, 2006 to $49.382 million at September 30, 2007.

Page: 10

Total available-for-sale securities were $53.937 million on September 30, 2006. The Company had federal funds sold of $966,000 on September 30, 2007, federal funds purchased of $3.207 million on December 31, 2006 and federal funds sold of $6.016 million on September 30, 2006.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under SFAS 115. The market value of the September 30, 2007 securities AFS portfolio was $49.382 million compared to a book value $49.548 million. At December 31, 2006 market value of the available-for-sale portfolio was $55.963 compared to a book value of $56.018 million. On September 30, 2006 the market value of the available-for-sale portfolio was $53.937 million with an associated book value of $54.118 million. The impact of the change in market value of AFS securities, net of deferred income taxes, is reflected in the Statement of Changes in Stockholder’s Equity under Accumulated Other Comprehensive Income (Loss).

Total deposits at September 30, 2007 were $240.990 million. This $10.125 million increase is 4.39% greater than total deposits of $230.865 million at December 31, 2006 and $8.899 million, or 3.83% greater than total deposits of $232.091 million at September 30, 2006.

Stockholders’ equity at September 30, 2007 was $29.348 million and represented 9.96% of total assets. Stockholders’ equity was $28.047 million, or 9.97% of total assets at December 31, 2006 and $28.101 million, or 10.11% of total assets at September 30, 2006.

Results of Operations

Net Income

Net income was $640,000 for the third quarter of 2007, or $0.53 per diluted share. This compares to net income of $706,000, or $0.58 per diluted share in the third quarter of 2006. The decrease in earnings in the third quarter of 2007 compared to 2006 was $66,000, or 9.35%.

The decrease in earnings was primarily attributable to a $284,000, or 14.57%, increase in noninterest expenses for the third quarter of 2007. Noninterest expenses were $2.233 million for the third quarter of 2007 compared to $1.949 million for the same period in 2006. Salaries were the largest component of this increase, up $140,000, or 16.93%, for the third quarter of 2007 compared to the same period in 2006. This increase in salaries was largely composed of adding additional banking staff to operate two new branches in Northumberland County, Virginia, both of which the Company anticipates opening in the fourth quarter of 2007.

Offsetting this decrease to net income for the quarter ended September 20, 2007 were an increase of $138,000, or 5.63%, to net interest income after provision for loan losses, an increase of $9,000 to total noninterest income and a decrease of $71,000, or 30.21%, to income tax expense.

For the nine months ended September 30, 2007, net income was $2.012 million, down 8.96%, or $198,000, from net income of $2.210 million for the same period in 2006. This represents a decrease in earnings per share, on a diluted basis of $0.17, or 9.29%, from $1.83 to $1.66. Noninterest expenses increased 12.21%, or $694,000, primarily due to a full year of expenses associated with the Company’s new headquarters and branch banking facility that opened mid-year 2006 and from additional staffing and operating expense mentioned above in relation to entering new banking markets. Total noninterest expenses were $6.378 million through nine months of 2007 compared to $5.684 million for the same period in 2006.

Offsetting this decrease to net income was an increase of $28,000 to net interest income, an increase of $134,000 to total noninterest income, a decrease of $125,000 to provision for loan losses and a reduction of income tax expense of $209,000 for the nine month period ended September 30, 2007.

Page: 11

Net Interest Income

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At September 30, 2007, the Company’s interest-earning assets exceeded its interest-bearing liabilities by approximately $35.463 million, compared with a $33.452 million excess one year ago. Net interest margins on a fully tax equivalent basis were 3.96% through September 30, 2007 compared to 4.24% through September 30, 2006. The decrease in net interest margin was the result of an increase of 30 basis points in yield on total earning assets coupled with an increase of 59 basis points in the cost of total sources of funds. The Company’s yield on average earning assets, on a fully tax equivalent and annualized basis, was 7.10% for the first nine months of 2007 compared to 6.80% for the first nine months of 2006. Total cost of funds was 3.15% for the first nine months of 2007 compared to 2.56% for the same period in 2006.

The Company’s loan-to-deposit ratio was 87.53, on average, through the first nine months of 2007 compared to 84.10% for the same period in 2006. On September 30, 2007, the Company’s loan-to-deposit ratio was 89.70% compared to 85.28% on December 31, 2006 and 81.74% on September 30, 2006.

Provision for Loan Losses

The Company’s provision for loan losses was $0 for the third quarter of 2007 and also in the third quarter of 2006. During the third quarter of 2007 the Company realized a recovery of $400,000 of a loan charged-off in 2002. This has bolstered the Company’s allowance for loan losses. Allowance for loan losses was $2.672 million on September 30, 2007 compared to $2.400 million on December 31, 2006 and $2.366 million on September 30, 2006. This was 1.24%, 1.22% and 1.25% of total loans for September 30, 2007, December 31, 2006 and September 30, 2006, respectively.

For the third quarter of 2007 the Company had net recoveries of $304,000 represented by charged-off loans of $105,000 and recoveries of $409,000. For the nine months ended September 30, 2007 the Company had net recoveries of $266,000 represented by charged-off loans of $161,000 and recoveries of $427,000. This compares to net charged-off loans of $16,000 for the third quarter of 2006 and net charged-off loans of $8,000 for the first nine months of 2006.

Noninterest Income

Noninterest income was $446,000 in the third quarter of 2007 compared to $437,000 in the same period of 2006. This represents an increase of 2.06%, or $9,000. Service charges on deposit accounts were $284,000 in the third quarter of 2007 and $258,000 in the third quarter of 2006. This is an increase of 1.01%, or $26,000. Securities losses were $39,000 in the third quarter of 2007 and $0 for the same period in 2006. Other noninterest income increased 9.58% or $16,000, from $167,000 in the third quarter of 2006 to $183,000 in the third quarter of 2007.

For the nine month period ended September 30, 2007 noninterest income of $1,423,000 was an increase of $134,000, or 10.40%, from noninterest income of $1,289,000 for the first nine months of 2006. Service charges on deposit accounts were $797,000 for the period compared to $779,000 in 2006. This is an increase of 2.31%, or $18,000. Other income increased $153,000, or 30.97% and was $647,000 for the first nine months of 2007 compared to $494,000 for the same period in 2006.

Noninterest Expenses

Noninterest expenses were $2.233 million and increased $284,000, or 14.57%, in the third quarter of 2007 compared to 2006. Salaries increased, $140,000, from $827,000 in the

Page: 12

third quarter of 2006 to $967,000 in the third quarter of 2007. Other operating expenses increased $80,000, or 23.23%, in the third quarter of 2007 and were $426,000 compared to $346,000 for the same period in 2006. Employee benefits and postage expenses each increased $19,000 and data processing expenses as well as stationery and printing expenses increased $16,000 each for the third quarter of 2007 compared to the same period in 2006.

For the nine month period ended September 30, 2007 noninterest expenses were $6.378 million, a $694,000, or 12.21%, increase over noninterest expenses of $5.684 million for the first nine months of 2006. Salaries increased $309,000, or 12.83%, and were $2.717 million for the first nine months of 2007 compared to $2.408 million for the same period in 2006. Other operating expenses increased $161,000, or 15.22%, and were $1.219 million for the nine months ended September 30, 2007 compared to $1.058 million for the same period in 2006. Additional noninterest expense increases for the nine month period ended September 30, 2007 compared to the same period in 2006 were an $87,000 increase in employee benefits and costs, a $64,000 increase in occupancy expenses, an increase of $38,000 increase in data processing expenses a $15,000 increase in stationery and printing costs, a $10,000 increase in furniture and equipment related expenses and a $5,000 increase in both postage expenses and Bank franchise tax expense.

Income Taxes

Income tax expense was $164,000 in the third quarter of 2007. This represents a decrease of $71,000 compared to $235,000 of income tax expense in the third quarter of 2006. Income tax expense for the nine month period ended September 30, 2007 was $463,000 compared to $672,000 for the same period in 2006. This represents a decrease of $209,000 and is primarily the result of a lower effective tax rate due to the addition of $5.500 million in Bank Owned Life Insurance and tax exempt municipal income.

Asset Quality

The Company’s allowance for loan losses totaled $2.672 million on September 30, 2007, or 1.24% of total loans. On December 31, 2006, the allowance for loan losses totaled $2.400 million and was 1.23% of total loans. On September 30, 2006, the allowance for credit losses was $2.366 million and was 1.25% of total loans.

On September 30, 2007, the Company had nonaccruing assets of $206,000 compared to $34,000 on September 30, 2006. Loans past due and still accruing interest totaled $13,000 on September 30, 2007 compared to $78,000 on September 30, 2006.

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

Page: 13

The Company’s ratio of Total Capital to risk-weighted assets was 15.92% on September 30, 2007 compared to 14.45% on September 30, 2006. Its ratio of Tier 1 Capital to risk-weighted assets was 14.85% on September 30, 2007 and 13.49% on September 30, 2006. The Company’s leverage ratio (Tier I Capital to average adjusted total assets) was 11.64% on September 30, 2007 and 10.21% on September 30, 2006. These ratios exceed regulatory minimums. The Company issued trust preferred subordinated debt that qualifies as regulatory capital in the fourth quarter of 2003. This trust preferred debt has a 30-year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.00% and was priced at 8.36% in the third quarter of 2007.

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

Page: 14

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

The Company uses its simulation model to estimate earnings in rate environments where rates ramp up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12 month time horizon by applying 12-month shock versus the implied forward rates of 200 basis points up and down. The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled as of September 30, 2007:

Page: 15

	Change in Net Interest Income
Change in Yield Curve	(Percent)	($ in thousands)
+200 basis points	2.46%	$278
Most likely rate scenario	0.00%	—
-200 basis points	-2.96%	-334

Economic Value Simulation

Economic value simulation is used to determine the estimated fair value of assets and liabilities over different interest rate scenarios. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate scenarios is an indication of the longer term earnings sensitivity capability of the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The economic value simulation uses simultaneous rate shocks to the balance sheet, whereas the earnings simulation uses rate shock over 12 months. The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation as of September 30, 2007:

	Change in Economic Value of Equity
Change in Yield Curve	(Percent)	($ in thousands)
+200 basis points	-11.48%	$-4,405
Most likely rate scenario	0.00%	—
-200 basis points	12.06%	4,627

Item 4.	Controls and Procedures

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

Page: 16

PART II— OTHER INFORMATION

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

Page: 18

Signatures

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOE Financial Services of Virginia, Inc.
(Registrant)

11/14/07	By:	/s/ George M. Longest, Jr.
(Date)		(Signature)
George M. Longest, Jr.
President and Chief Executive Officer

11/14/07	By:	/s/ Bruce E. Thomas
(Date)		(Signature)
Bruce E. Thomas
Secretary, Vice President & Chief Financial Officer

Page: 19