Form 10-K
period 2007-12-31
BOE FINANCIAL SERVICES OF VIRGINIA INC
filed 2008-03-31
CIK 1109848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

Commission file number: 000-31711

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1980794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1325 Tappahannock Boulevard Tappahannock, VA	22560
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (804) 443-4343

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $5.00 per share	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company . See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2007 was $ 32.7 million.

There were 1,212,729 shares of common stock outstanding as of February 22, 2008.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

FORM 10-K

ITEM 1.	BUSINESS

General

BOE Financial Services of Virginia, Inc., or “BOE”, or the “Corporation”, owns all of the stock of its sole direct subsidiary, Bank of Essex. BOE was incorporated under Virginia law in 2000 to become the holding company for the Bank of Essex. The headquarters of BOE is located in Tappahannock, Virginia.

Bank of Essex was established in 1926 and is headquartered in Tappahannock, Virginia. Bank of Essex operates eight full-service offices in Virginia, engages in a general commercial banking business and provides a wide range of financial services primarily to individuals and small businesses, including individual and commercial demand and time deposit accounts, commercial and consumer loans, travelers checks, safe deposit box facilities, investment services and fixed rate residential mortgages. Two offices are located in Tappahannock, one each in Manquin, Mechanicsville, West Point, Glen Allen, Burgess and Callao, Virginia, respectively.

Essex Services, Inc. is a wholly owned subsidiary of Bank of Essex and was formed to sell title insurance to Bank of Essex’s mortgage loan customers. Essex Services, Inc. also offers insurance products through an ownership interest in Bankers Insurance, LLC and investment products through an affiliation with VBA Investments, LLC.

BOE recently constructed a new headquarters facility which is located at 1325 Tappahannock Boulevard, approximately one mile from its former Main Office at 323 Prince Street. Upon the opening of this office BOE simultaneously closed a branch bank located across the highway from the new headquarters and redesignated the current main office as a branch bank. The former main office also houses Bank of Essex’s data processing department and loan processing center. BOE began operating from this new location and closed the branch bank on June 12, 2006.

BOE’s expansion efforts have contributed to its growth and improved profitability. Total assets have increased from $128.8 million at the end of 1997 to $302.4 million at December 31, 2007. Net income has grown from $1.203 million in 1997 to $2.608 million in 2007. Diluted earnings per share were $1.27 in 1997 versus $2.15 in 2007. BOE’s return on assets was 1.01% in 1997 and 0.90% in 2007. Return on equity was 12.09% in 1997 and 9.03% in 2007.

Loan growth since BOE expanded into metropolitan Richmond has come principally from rate sensitive commercial loans which have served to mitigate BOE’s interest rate risk. At the same time, this growth in commercial loans has increased Bank of Essex’s credit risk.

Recent Developments

On December 14, 2007, BOE announced that it had entered into an Agreement and Plan of Merger dated as of December 13, 2007 (the “Merger Agreement”), with Community Bankers Acquisition Corp. (“CBAC”). The Merger Agreement sets forth the terms and conditions of CBAC’s acquisition of BOE through the merger of BOE with and into CBAC (the “Merger”).

Under the terms of the Merger Agreement, CBAC will issue to the stockholders of BOE, for each share of BOE’s common stock that they own, 5.7278 shares of CBAC’s common stock, subject to adjustment pursuant to the Merger Agreement. After the Merger, Bank of Essex will become a wholly owned subsidiary of CBAC.

Previously, on September 5, 2007, CBAC entered into an Agreement and Plan of Merger with TransCommunity Financial Corporation (“TFC”). Under the terms of the TFC merger agreement, TFC has given its consent to CBAC entering into the Merger Agreement.

Consummation of the Merger is subject to the consummation of the merger of CBAC with TFC and a number of customary conditions, including the approval of the Merger by the stockholders of each of BOE and CBAC and the receipt of all required regulatory approvals. On December 18, 2007, BOE filed a Current Report on Form 8-K with respect to the announcement of the Merger, and more information on the Merger is provided in that report.

Employees

At December 31, 2007, BOE had 97 full-time equivalent employees. None of its employees is represented by any collective bargaining unit. BOE considers relations with its employees to be excellent.

SEC Filings

BOE maintains an internet website at www.bankofessex.com. This website contains information relating to BOE and its business. Stockholders of BOE and the public may access BOE’s periodic and current reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the “Investors” section of BOE’s website. The reports are made available on this website as soon as practicable following the filing of the reports with the SEC. This information is free of charge and may be reviewed, downloaded and printed from the website at any time.

Market Area

BOE’s eight offices serve a diverse market from the edge of the City of Richmond in Hanover and Henrico Counties to Tappahannock, Virginia on the Rappahannock River in Essex County and into the Northern Neck. From suburban Hanover and Henrico Counties, the market area is primarily rural along Route 360 through King William and King and Queen Counties into Essex County and two recently opened offices in Northumberland County in the Northern Neck of Virginia. BOE’s management believes Route 360 is a developing growth corridor from Richmond to the east. Tappahannock is approximately 40 miles from downtown Richmond and about one hour from Fredericksburg. Through its Tappahannock branches, BOE also serves the central portions of the Middle Peninsula and the Northern Neck of Virginia. Through its West Point office, BOE serves portions of the Middle Peninsula of Virginia.

BOE made application in 2007 with the State Corporation Commission’s Bureau of Financial Institutions and received approval to establish two branches in Northumberland County, Virginia. One location will be constructed in Callao and one in Burgess. Route 360 runs through Northumberland County, which is located in the Northern Neck of Virginia and has experienced significant growth in total deposits the last ten years as the area has evolved from an area dependent upon agricultural and industrial seafood production to a growing waterfront retirement community with associated service businesses. These two offices are currently open in temporary mobile banking units and construction of permanent facilities is expected to begin in mid-year 2008.

Competition

Within the Richmond, Middle Peninsula and Northern Neck areas, BOE operates in a highly competitive environment, competing for deposits and loans with commercial corporations, savings and loans and other financial institutions, including non-bank competitors, many of which possess substantially greater financial resources than those available to BOE. Many of these institutions have significantly higher lending limits than BOE. In addition, there can be no assurance that other financial institutions, with substantially greater resources than BOE, will not establish operations in BOE’s service area. The financial services industry remains highly competitive and is constantly evolving.

In Essex County, BOE commands 38.7% of the deposits in the market, according to the most recently available survey of deposits by the FDIC (June 30, 2007). Serving King William County, the branches at Central Garage and West Point have experienced steady growth, reaching 21.5% of the deposits in the King William County market as of the June 30, 2007 FDIC survey of deposits, while competing with previously established branches. BOE’s office located on Route 360 in eastern Hanover County had $37.7 million in total deposits on June 30, 2007. In Henrico County, BOE’s office located near Virginia Center Commons Mall has experienced strong growth while competing against other community banks and established offices of statewide banks in the vicinity. This office had $47.2 million in total deposits on June 30, 2007.

Factors such as rates offered on loan and deposit products, types of products offered, the number and location of branch offices, as well as the reputation of institutions in the market, affect competition for loans and deposits. BOE emphasizes customer service, establishing long-term relationships with its customers, thereby creating customer loyalty, and providing adequate product lines for individuals and small-to-medium size business customers.

BOE would not be materially or adversely impacted by the loss of a single customer. BOE is not dependent upon a single or a few customers.

Supervision and Regulation

Bank holding companies and banks operate in a highly regulated environment and are regularly examined by federal and state regulators, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Bureau of Financial Institutions of the Virginia State Corporation Commission (the “SCC”). The following description briefly discusses certain provisions of federal and state laws and certain regulations and the potential impact of such provisions on BOE Financial Services of Virginia, Inc. and the Bank. These federal and state laws and regulations have been enacted generally for the protection of depositors in national and state banks and not for the protection of stockholders of bank holding companies or banks.

Bank Holding Companies. BOE Financial Services of Virginia, Inc. is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and, as a result, is subject to regulation by the Federal Reserve. The Federal Reserve has jurisdiction under the BHCA to approve any bank or nonbank acquisition, merger or consolidation proposed by a bank holding company. The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity, which is so closely related to banking or to managing or controlling banks as to be a proper incident thereto. Under the BHCA, the Corporation is subject to periodic examination by the Federal Reserve and is required to file periodic reports regarding its operations and any additional information the Federal Reserve may require.

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

USA Patriot Act of 2001. In October 2001, the USA Patriot Act was enacted to facilitate information sharing among entities within the government and financial institutions to combat terrorist activities and to expose money laundering. The USA Patriot Act is considered a significant piece of banking law with regard to disclosure of information related to certain customer transactions. Financial institutions are permitted to share information with one another, after notifying the United States Department of the Treasury, in order to better identify and report to the federal government activities that may involve terrorist activities or money laundering. Under the USA Patriot Act, financial institutions are obligated to establish anti-money laundering programs, including the development of a customer identification program and to review all customers against any list of the government that contains the manes of known or suspected terrorists. The USA Patriot Act does not have a material or adverse impact on the Bank’s products or service but compliance with this act creates a cost of compliance and a reporting obligation.

Capital Requirements. The Federal Reserve has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, the Corporation and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of “Tier 1 Capital,” which is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles. The remainder may consist of “Tier 2 Capital,” which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. In sum, the capital measures used by the federal banking regulators are:

•	Total Capital ratio, which is the total of Tier 1 Capital and Tier 2 Capital;

•	Tier 1 Capital ratio; and

•	Leverage ratio.

•	Under these regulations, a bank will be:

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

The risk-based capital standards of the Federal Reserve explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy.

The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the FDIC. These powers include, but are not limited to, requiring the institution to be recapitlized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The Bank presently maintains sufficient capital to remain in compliance with these capital requirements.

The Corporation is a legal entity separate and distinct from the bank. The majority of the Corporation’s revenues are from dividends paid to the Corporation by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Corporation and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Corporation does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2007, the Bank paid $950,000 in dividends to the Corporation.

The FDIC has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”) and related regulations, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice. CRA requires the adoption of a statement for each of its market areas describing the depository institution’s efforts to assist in its community’s credit needs. Depository institutions are periodically examined for compliance with CRA and are periodically assigned ratings in this regard. Banking regulators consider a depository institution’s CRA rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution. An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiaries. The Corporation believes it is currently in compliance with CRA.

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

Credit Policies

The Corporation follows written policies and procedures to enhance management of credit risk. The loan portfolio is managed under a specifically defined credit process. This process includes formulation of portfolio management strategy, guidelines for underwriting standards and risk assessment, procedures for ongoing identification and management of credit deterioration, and regular portfolio reviews to estimate loss exposure and ascertain compliance with the Corporation’s policies. Lending authority is granted to individual lending officers with the current highest limit being $500,000 if secured by conforming real estate. A Loan Committee compromised of five loan officers can approve credits of up to $500,000. Approval of such credits requires a majority vote of the Loan Committee. The Executive Committee of the Board of Directors, meeting monthly, can approve loans up to the Bank’s legal lending limit. The Board of Director meets monthly as well and it too may approve loans up to the Bank’s legal lending limit.

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

Concentrations in loans secured by real estate may increase credit losses, which would have a negative effect on our financial results.

Many of our loans are secured by real estate (both commercial and residential) in our market area. A variety of loans secured by real estate are offered, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. At December 31, 2007, approximately 86.3% of our loans were secured by real estate. A major change in the real estate market, such as deterioration in value of the property, or in the local or national economy, could adversely affect our customer’s ability to pay these loans, which in turn could adversely impact us.

If our allowance for loan losses becomes inadequate, our results of operations may be adversely affected.

An essential element of our business is to make loans. We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses within the loan portfolio. Experience in the banking industry indicates that some portion of our loans may only be partially repaid or may never be repaid at all. Loan losses occur for many reasons beyond our control. Although we believe that we maintain our allowance for loan losses at a level adequate to absorb losses in our loan portfolio, estimates of loan losses are subjective and their accuracy may depend on the outcome of future events. We may be required to make significant and unanticipated increases in the allowance for loan losses during future periods, which could materially affect our financial position, results of operations and liquidity. Bank regulatory authorities, as an integral part of their respective supervisory functions, periodically review our allowance for loan losses. These regulatory authorities may require adjustments to the allowance for loan losses or may require recognition of additional loan losses or charge-offs based upon their own judgment. Any change in the allowance for loan losses or charge-offs required by bank regulatory authorities could have an adverse effect on our financial condition, results of operations and liquidity.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The principal office of BOE and Bank of Essex is located at 1325 Tappahannock Boulevard, Tappahannock, Virginia 22560. Bank of Essex operated a branch in the Tappahannock Towne Center in Tappahannock from 1981-2006. In November 1988, Bank of Essex opened the King William office at Central Garage in King William County. The fourth facility, the East Hanover office, opened in August 1992, on Route 360 east of Mechanicsville in Hanover County. In February 1996, Bank of Essex opened its fifth office in West Point, Virginia in King William County. In June 1999, Bank of Essex opened its sixth office in Henrico County near Virginia Center Commons. This office houses other lines of business such as the commercial loan department, fixed rate mortgages and investment services. In June 1990, Bank of Essex purchased land in Tappahannock, Virginia. An additional adjoining parcel was purchased in 2004 and the Virginia State Corporation Commission Bureau of Financial Institutions approved the building of a new facility that houses executive offices of BOE as well as a branch office. When this new facility opened the Tappahannock Towne Center Office was closed and sold. The new facility was opened on June 12, 2006. Simultaneous to the opening of the new Main Office the Prince Street Office was redesignated from the Main Office to a branch. In November 2007, Bank of Essex opened its seventh office on Route 360 in Burgess, Virginia which is the lower end of Northumberland County. In January 2008, Bank of Essex opened its eighth office in Callao, Virginia, also located on Route 360 in the upper end of Northumberland County. Bank of Essex is currently operating in temporary facilities but has purchased sites in both locations and expects to be in permanent full-service facilities sometime in 2008. In October 2002, Bank of Essex purchased a small parcel of land adjoining the King William Office.

BOE or Bank of Essex owns all of its properties.

ITEM 3.	LEGAL PROCEEDINGS

In the course of its operations, BOE is party to various legal proceedings. Based upon information currently available, and after consultation with its general counsel, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on BOE’s business, financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the stockholders for their vote during the quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. The Corporation’s Common Stock was approved for trading on the NASDAQ Stock Market on December 18, 1997 under the symbol “BSXT”.

The following table indicates the high and low sale prices for the Common Stock as reported on the NASDAQ Stock Market for the quarterly periods indicated:

2007	High	Low
Fourth Quarter	$40.00	$23.50
Third Quarter	28.90	25.12
Second Quarter	31.60	28.17
First Quarter	32.50	30.45

2006	High	Low
Fourth Quarter	$32.09	$30.73
Third Quarter	34.19	30.00
Second Quarter	35.27	31.64
First Quarter	37.50	34.39

(b) Holders. At December 31, 2007, there were 1,212,294 shares of Common Stock of the Corporation outstanding held by approximately 1,100 holders of record.

(c) Dividends. The Corporation began paying cash dividends in 1944 and semi-annual cash dividends in 1989. The Corporation began paying a quarterly cash dividend in March, 2007 on the Common Stock when justified by the financial condition of the Corporation. The timing and amount of future dividends, if any, will depend on general business conditions encountered by the Corporation, its earnings, its financial condition and cash and capital requirements, governmental regulations and other such factors as the Board of Directors may deem relevant. The following table sets forth the quarterly and semi-annual total cash dividends paid per share for 2007 and 2006.

2007 1st Quarterly Dividend Paid per share	2007 2nd Quarterly Dividend Paid per share	2007 3rd Quarterly Dividend Paid per share	2007 4th Quarterly Dividend Paid per share	2007 Total Annual Dividend Paid per share
$0.19	$0.20	$0.21	$0.22	$0.82

2006 1st Semi-Annual Dividends Paid per share	2006 2nd Semi-Annual Dividends Paid per share	2006 Total Annual Dividend Paid per share
$0.38	$0.39	$0.77

1) In 2007, the Corporation began paying a quarterly dividend in March, June, September and December. The Corporation paid its semi-annual dividends in June and December in 2006.

Recent Sales of Unregistered Shares.

None.

Use of Proceeds.

Not Applicable.

Issuer Repurchases of Common Stock.

No shares were repurchased by or on behalf of the Corporation during the fourth quarter of 2007.

The following line graph compares the cumulative total return to the shareholders of the Corporation to the returns of the NASDAQ Composite Index, the SNL $250 - $500 million Bank Index and the Russell 3000 for the last five years. The amounts in the table represent the value of the investment on December 31st of the year indicated, assuming $100 was initially invested on December 31, 2002 and the reinvestment of dividends.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
BOE Financial Services of Virginia	$100.00	$144.60	$160.15	$196.64	$175.64	$185.35
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Bank $250M-$500M Index	100.00	144.49	163.99	174.11	181.92	147.85
Russell 3000	100.00	131.06	146.71	155.69	180.16	189.42

ITEM 6.	SELECTED FINANCIAL DATA

Selected Financial Data

(Dollars in thousands, except per share data)

As of and for the Years ended December 31,	2007	2006	2005	2004	2003
STATEMENT OF INCOME INFORMATION
Interest income	$18,694	$16,734	$14,343	$12,875	$13,071
Interest expense	8,695	6,972	4,469	3,606	4,073
Net interest income	9,999	9,762	9,874	9,269	8,998
Provsion for loan losses	6	125	240	305	700
Noninterest income	1,958	2,251	1,601	1,627	1,384
Noninterest expense	8,763	7,893	7,262	6,882	6,627
Income taxes	580	872	872	823	648

Net income	$2,608	$3,123	$3,101	$2,885	$2,407

PER SHARE DATA
Net income, basic	$2.16	$2.60	$2.60	$2.43	$2.04
Net income, diluted	2.15	2.58	2.58	2.42	2.03
Cash dividend	0.82	0.77	0.73	0.63	0.56
Book value at period end	24.84	23.22	21.90	20.76	19.37
Tangible book value at period end	24.51	22.78	21.36	20.10	18.61

BALANCE SHEET DATA
Total assets	$302,431	$281,378	$261,931	$237,126	$231,840
Loans, net	218,954	194,491	180,207	157,471	158,381
Securities	57,303	60,516	56,581	58,788	53,147
Deposits	244,593	230,865	223,132	206,973	203,282
Stockholders’ equity	30,109	28,047	26,235	24,681	22,922

PERFORMANCE RATIOS
Return on average assets	0.90%	1.15%	1.24%	1.23%	1.04%
Return on average equity	9.03%	11.47%	12.18%	12.12%	10.80%
Net interest margin	4.17%	4.23%	4.55%	4.54%	4.45%
Dividend payout	38.04%	29.67%	28.13%	25.90%	27.45%

ASSET QUALITY RATIOS
Allowance for loan losses to period end loans	1.17%	1.22%	1.23%	1.31%	1.33%
Allowance for loan losses to nonperforming assets	122.06%	136.67%	118.93%	614.12%	122.57%
Nonperforming assets to total assets	0.70%	0.63%	0.72%	0.14%	0.75%
Net chargeoffs to average loans	-0.09%	-0.01%	0.05%	0.21%	0.42%

CAPITAL AND LIQUIDITY RATIOS
Leverage	11.53%	11.70%	11.55%	11.50%	10.80%
Tier 1 Risk-Based Capital	14.90%	15.40%	14.76%	15.31%	13.70%
Total Risk-Based Capital	15.85%	16.40%	15.67%	16.49%	14.88%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

OVERVIEW

The Corporation’s strategic plan is directed toward the enhancement of its franchise value and operating profitability by increasing its asset size and expanding its customer base. The Corporation operates eight full service offices mainly between its headquarters in Tappahannock, Virginia and along the U. S. 360 corridor to the Richmond, Virginia metropolitan market. Management believes that its most significant profitable growth opportunities will continue to be within one hour of Tappahannock. (See Part I, Item 1. Business, General for further explanation on the Corporation’s strategic plan.)

Year 2007 Compared to Year 2006

On December 31, 2007, the Corporation had total assets of $302.431 million, total loans $221.549 million, total deposits of $244.593 million and total stockholder’s equity of $30.109 million. BOE had net income of $2.608 million in 2007, a decrease of 16.5%, or $515,000, from net income of $3.123 million in 2006. This resulted in fully diluted earnings per common share of $2.15 in 2007 compared to $2.58 per common share for the year 2006. Return on average equity was 9.03% in 2007 compared to 11.47% in 2006. Return on average assets was 0.90% in 2007 compared to 1.15% in 2006.

Year 2006 Compared to Year 2005

On December 31, 2006, the Corporation had total assets of $281.378 million, total loans of $196.891 million, total deposits of $230.865 million and total stockholder’s equity of $28.047 million. BOE had net income of $3.123 million in 2006, a $22,000, or 0.7% increase from $3.101 million in net income in 2005. Fully diluted earnings per common share were $2.58 in both 2006 and 2005. Return on average equity of 11.47% in 2006 compared to 12.18% in 2005. Return on average assets in 2006 was 1.15%, compared to 1.24% in 2005. BOE’s total loans increased 7.9%, or $14.435 million, in 2006 over 2005.

RESULTS OF OPERATIONS

NET INCOME

Year 2007 Compared to Year 2006

BOE’s net income was $2.608 million in 2007 compared to $3.123 million in 2006. This represents a decrease in net income of $515,000, or 16.5%. Diluted earnings per share in 2007 were $2.15 per share compared to $2.58 in 2006. These earnings per share are based on average shares outstanding of 1,214,944 in 2007 and 1,210,922 in 2006. This decrease in earnings was primarily the result of an increase of $871,000, or 11.0%, in noninterest expenses. Salaries was the largest component of this increase, $432,000, which increased primarily from the addition of staff that was hired and trained in 2007 to operate two new full service offices of Bank of Essex in Northumberland County, Virginia. Additionally, 2007 was the first full year of operations for the Corporate Headquarters and branch banking facility that opened in June 2006, accounting for the majority of increases in occupancy expenses and furniture and equipment expenses of $159,000. Gain/(loss) on sale of other properties decreased $472,000 from 2006 to 2007 due to the sale of bank property in 2006 of a former branch banking facility. Additionally, legal and professional fees increased $236,000 in 2007 compared to 2006 as a result of the Company’s due diligence and legal review process prior to announcing a merger agreement dated December 14, 2007 with Community Bankers Acquisition Corporation. This transaction, if approved by regulatory authorities and shareholders, should close by mid-year 2008. Offsetting these decreases to net income was an increase of $237,000, or 2.4%, in net interest income, from $9.762 million in 2006 to $9.999 million in 2007. Noninterest income increased $204,000, or 11.4%, from $1.796 million in 2006 to $2.000 million in 2007. Also improving net income was a 95.2%, or $119,000, reduction in provision for loan losses and a 33.5%, or $292,000, decrease in income tax expense for 2007 compared to 2006. Earnings per common share were $2.15 for the full year 2007 compared to $2.58 for the same period in 2006.

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

Year 2007 Compared to Year 2006

Net interest income, on a fully tax equivalent basis, was $10.687 million in 2007, an increase of $173,000, or 1.6%, over net interest income of $10.514 million in 2006. The Corporation’s level of earning assets increased, on average, $16.615 million, or 6.7%, from an average balance of $248.586 million in 2006 to $265.201 million in 2007. Income on loans receivable increased $1.920 million, from $14.282 million in 2006 to $16.202 million in 2007. This represents an increase of 13.4%. On a fully tax equivalent basis the yield on the loan portfolio was 7.80% in 2007, based on an average balance in loans receivable of $207.620 million. The yield on the loan portfolio was 7.52% in 2006, based on an average balance in loans receivable of $189.837 million. Investment securities and federal funds sold decreased, on average, $1.168 million, or 2.0%, from $58.749 million in 2006 to $57.581 million in 2007. The tax equivalent yield on investment securities, including equity securities and federal funds sold was 5.52% in 2007 compared to 5.46% in 2006. The yield on earning assets of $265.201 million was 7.31% in 2007 based on $19.382 million in fully taxable equivalent income. This compares to a yield on earning assets of 7.03% in 2006 based on $248.586 million in total average earning assets and fully taxable equivalent income of $17.485 million. The Corporation’s interest-bearing liabilities increased $14.176 million, or 6.6%, on average, from $214.777 million in 2006 to $228.953 million in 2007. The cost of total interest bearing liabilities was 3.80% in 2007 based on $8.695 million in total interest expense and 3.25% in 2006 based on $6.971 million in total interest expense.

The increase in yield on earning assets of 28 basis points coupled with the increased of interest-bearing liabilities of 55 basis points resulted in a net interest margin for the Corporation of 4.03% in 2007 compared to 4.23% in 2006. Volume increases in loans, coupled with higher rate and volume increases on interest-bearing liabilities resulted in a decrease in the interest spread. The Corporation’s net interest spread decreased 27 basis points from 3.78% in 2006 to 3.51% in 2007. Spread is calculated by subtracting the cost of interest-bearing liabilities from the yield on earning assets.

Year 2006 Compared to Year 2005

Net interest income, on a fully tax equivalent basis, was $10.514 million in 2006, $53,000 less than the $10.567 million reported for 2005. The Corporation’s level of earning assets increased $16.169 million, or 7.0%, on average, in 2006 to $248.586 million compared to $232.417 million in 2005. Loans receivable were $189.837 million, on average, in 2006 compared to $172.367 million in 2005, an increase of $17.470 million, or 10.1%. The yield on loans receivable increased from 6.93% in 2005 to 7.52% in 2006. On a fully tax equivalent basis the yield on loans receivable increased $2.338 million in 2006, to $14.282 million in 2006 from $11.944 million in 2005. This represents an increase of 19.6%. Investment securities and federal funds sold decreased, on average, 2.2% in 2006 to $58.749 million, down from $60.050 million, on average, in 2005. The tax equivalent yield on investment securities, including equity securities and federal funds sold was 5.46% in 2006 compared to 5.15% in 2005. On a fully taxable equivalent basis, income on investment securities and federal funds sold income increased 3.6%, or $111,000, from $3.092 million in 2005 to $3.203 million in 2006. This earning asset rate and volume activity resulted in a yield on earning assets of 7.03% in 2006 based on $17.485 million in fully taxable equivalent income compared to 6.47% in 2005 based on $15.036 million in fully taxable equivalent income. This is a $2.449 million increase from 2005 to 2006, or 16.3%. The Corporation’s interest-bearing liabilities increased $20.413 million, on average, from $194.364 million in 2005 to $214.777 million in 2006, an increase of 10.5%. The cost of interest-bearing liabilities increased from 2.30% in 2005 to 3.25% in 2006.

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

BOE’s net interest margin is affected by changes in the amount and mix of earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.” The following table sets forth for each category of earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or incurred on such amounts and the average rate earned or incurred for the years ended December 31, 2007, 2006 and 2005. The table also sets forth the average rate earned on total earning assets, the average rate paid on total interest-bearing liabilities, and the net interest margin on average total earning assets for the same periods.

AVERAGE BALANCES, INTEREST INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES

Years Ended December 31,

(Dollars in thousands)

	AVERAGE BALANCE	2007 INTEREST INCOME EXPENSE	AVERAGE YIELD RATE	AVERAGE BALANCE	2006 INTEREST INCOME EXPENSE	AVERAGE YIELD RATE	AVERAGE BALANCE	2005 INTEREST INCOME EXPENSE	AVERAGE YIELD RATE
Earning Assets:
Loansreceivable(1)	207,620	16,202	7.80%	$189,837	14,282	7.52%	$172,367	11,944	6.93%
Securities, taxable	19,332	963	4.98%	20,546	951	4.63%	22,714	965	4.25%
Securities, non-taxable	34,627	2,022	5.84%	35,274	2,091	5.93%	34,849	2,039	5.85%
Equity securities	2,132	122	5.74%	1,484	84	5.66%	1,039	49	4.72%
Federal funds sold	1,490	73	4.89%	1,445	77	5.33%	1,448	39	2.69%

Total earning assets	$265,201	$19,382	7.31%	$248,586	$17,485	7.03%	$232,417	$15,036	6.47%

Non-Earning Assets:
Cash and due from banks	5,049			6,023			6,327
Allowance for loan losses	(2,535)			(2,339)			(2,205)
Other assets	21,470			20,246			13,441

Total non-earning assets	23,984			23,930			17,563

Total assets	$289,185			$272,516			$249,980

Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand (NOW) deposits	$26,391	$91	0.34%	$26,218	$90	0.34%	$28,872	$99	0.34%
Money market deposits	16,195	439	2.71%	14,750	226	1.53%	15,306	154	1.01%
Savings deposits	20,221	249	1.23%	21,143	179	0.85%	23,857	190	0.80%
Time deposits	144,954	6,807	4.70%	135,760	5,560	4.10%	116,592	3,542	3.04%
Federal funds purchased	742	44	5.90%	2,048	102	4.98%	2,503	101	4.03%
FHLB advances & other borrowings	20,450	1,065	5.21%	14,858	814	5.48%	7,234	382	5.29%

Total interest-bearing liabilities	$228,953	$8,695	3.80%	$214,777	$6,971	3.25%	$194,364	$4,469	2.30%

Non-Interest Bearing Liabilities:
Demand deposits	28,066			28,259			28,730
Other liabilities	3,299			2,245			1,417

Total non-interest bearing liabilities	31,365			30,504			30,147

Total liabilities	260,318			245,281			224,511

Stockholders’ equity	28,867			27,235			25,469

Total liabilities and stockholders’ equity	$289,185			$272,516			$249,980

Interest spread			3.51%			3.78%			4.17%
Net interest margin		$10,687	4.03%		$10,514	4.23%		$10,567	4.55%

(1)	Income and yields are reported on a tax-equivalent basis assuming a federal tax rate of 34%.

Net interest income is affected by both (1) changes in the interest rate spread (the difference between the weighted average yield on interest earning assets and the weighted average cost of interest-bearing liabilities) and (2) changes in volume (average balances of interest earning assets and interest-bearing liabilities).

For each category of interest-earning assets and interest-bearing liabilities, information is provided regarding changes attributable to (1) changes in volume of balances outstanding (changes in volume multiplied by prior period interest rate), (2) changes in the interest earned or paid on the balances (changes in rate multiplied by prior period volume) and (3) a combination of changes in volume and rate allocated pro rata.

RATE AND VOLUME ANALYSIS

(Dollars in thousands)

	Year Ended December 31, 2007			Year Ended December 31, 2006
	Compared to December 31, 2006			Compared to December 31, 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest Earned On:
Loans receivable	$547	$1,374	$1,920	$1,071	$1,267	$2,338
Securities, taxable	53	(41)	12	210	(224)	(14)
Securities, non-taxable	(31)	(38)	(69)	26	25	52
Equity securities	1	37	38	11	24	35
Federal funds sold	(7)	2	(4)	38	—	38

Total interest income	$563	$1,334	$1,897	$1,357	$1,092	$2,449

Interest Paid On:
Interest bearing demand (NOW) deposits	$—	$1	$1	$—	$(9)	$(9)
Money market deposits	189	24	213	77	(5)	72
Savings deposits	77	(7)	70	13	(25)	(11)
Time deposits	854	394	1,248	1,371	647	2,018
Federal funds purchased	24	(82)	(58)	5	(4)	1
Federal Home Loan Bank advances and other borrowings	—	—	—	—	—	—

Total interest expense	$1,144	$329	$1,473	$1,466	$605	$2,071

Net interest income	$(581)	$1,005	$424	$(109)	$487	$378

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

INTEREST SENSITIVITY ANALYSIS

December 31, 2007 (Dollars in thousands)

	Maturing or Repricing In:
	< 3 Months	3-12 Months	Over 1 Year	Total
Interest-sensitive assets:
Cash	$4,100	$—	$—	$4,100
Loans (1)	77,898	21,924	121,727	221,549
Securities	532	3,318	53,454	57,304

Total interest-sensitive assets	$82,530	$25,242	$175,181	$282,953

Interest-sensitive liabilities:
Non-interest bearing deposits	$—	$—	$26,220	$26,220
Certificates of deposit	36,401	86,139	31,458	153,998
Interest-bearing checking, money market deposits,
NOW and savings accounts	18,804	—	45,571	64,375
Federal funds purchased	3,152	—	—	3,152
FHLB advances	—	—	17,000	17,000
Trust Preferred Securities	—	—	4,124	4,124

Total interest sensitive liabilities	$58,357	$86,139	$124,373	$268,869

Period gap	$24,173	$(60,897)	$50,808	$14,084
Cumulative gap	$24,173	$(36,724)	$14,084
Ratio of cumulative interest sensitive assets to interest sensitive liabilities	141.4%	74.6%	105.2%
Ratio of cumulative gap to interest sensitive assets	8.5%	-13.0%	5.0%

PROVISION FOR LOAN LOSSES

The provision for loan losses is charged to income to bring the total allowance for loan losses to a level deemed appropriate by management of the Corporation based on such factors as historical experience, the volume and type of lending conducted by the Corporation, the amount of non-performing assets, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectability of loans in the Corporation’s portfolio.

The provision for loan losses was $6,000 in 2007, a decrease of $119,000, or 95.2%, compared to the $125,000 in provision for 2006. During the third quarter of 2007 the Company realized a recovery of $400,000 of a loan charge-off from 2002. This has bolstered the Company’s allowance for loan losses. Allowance for loan losses was $2.595 million on December 31, 2007 compared to $2.400 million on December 31, 2006. This was 1.17% of total loans on December 31, 2007 and 1.22% of total loans on December 31, 2006. Charged-off loans were in a net recovery position in 2007 of $189,000 after charging off $256,000 and recovering a total of $445,000. This compares to net recoveries of $26,000 in 2006 after charging off $138,000 in loans and recognizing $164,000 in recoveries.

Management believes the allowance for loan losses is adequate to absorb losses inherent in the loan portfolio. In view of the Corporation’s plans to continue its loan growth, management will continue to closely monitor the performance of its portfolio and make additional provisions as necessary.

NON-INTEREST INCOME

Non-interest income in 2007 was $1.958 million in 2007, a decrease of $293,000, or 13.0%, from non-interest income of $2.250 million in 2006. Net gains (losses) on sale of premises and equipment decreased from $467,000 in 2006 to $(5,000) in 2007. This was the result of the sale of a former branch banking facility in 2006. Additionally, net security gains (losses) decreased $24,000, from a $13,000 loss in 2006 to a loss of $37,000 in 2007. Net gains on sales of loans also decreased from 2006 to 2007, from $61,000 in 2006 to $37,000 in 2007. Offsetting these decreases were increases in other income of $160,000, or 23.0%, from $693,000 in 2006 to $852,000 in 2007, and increases in service charge income of $68,000, or 6.5%, from $1.043 million in 2006 to $1.110 million in 2007.

Non-interest income in 2006 was $2.250 million, an increase of 40.6%, or $650,000 from non-interest income of $1.601 million in 2005. Net gains (losses) on sale of premises and equipment were the largest component of this increase, $490,000. Of this amount, $485,000 was the result of the sale of a former branch banking facility. Net gains (losses) on sale of premises and equipment were a loss of $23,000 in 2005 compared to a gain of $467,000 in 2006. Other income increased $114,000, or 19.6% and was $693,000 in 2006 compared to $579,000 in 2005. Service charge income increased 5.7%, or $56,000 and was $1.043 million in 2006 compared to $986,000 in 2005. This represents an increase of 5.7%. Net gains on sales of loans was $61,000, or an 8.9%, or $5,000 increase over the 2005 total of $56,000. Net security gains (losses) were $16,000 less in 2006 than 2005. Net security gains (losses) were a loss of $13,000 in 2006 compared to a gain of $3,000 in 2005.

NON-INTEREST EXPENSE

Non-interest expense was $8.763 million in 2007, an $870,000, or 11.0%, increase over non-interest expenses of $7.893 million in 2006. Salaries were the largest component of this increase, $432,000, or 13.3%, which were $3.247 million in 2006 and $3.679 million in 2007. This increase resulted from larger staffing levels as new employees were added during 2007 to staff two new offices in Northumberland County, Virginia. Additionally, other operating expenses increased $239,000, or 16.0%, from $1.499 million in 2006 to $1.738 million in 2007, an increase of 16.3% as the general level of non-interest expenses increased in 2007 from the first full year of operating the Corporation’s new headquarters and branch banking facility after opening on June 12, 2006. Occupancy expenses increased 22.3%, or $94,000, from $423,000 in 2006 to $517,000 in 2007. Furniture and equipment related expenses increased $65,000, or 14.5%, from $449,000 in 2006 to $514,000 in 2007. Data processing expenses increased $53,000, or 9.5%, from $555,000 in 2006 to $608,000 in 2007. Also increasing in 2007 compared to 2006 were stationery and printing expenses, bank franchise tax and postage which increased $13,000, $5,000 and $5,000, respectively. Employee benefits and costs decreased $37,000, or 3.2%, from $1.135 million in 2006 to $1.098 million in 2007.

Non-interest expense was $7.893 million in 2006, a $631,000, or 8.7% increase, over non-interest expense of $7.262 million in 2005. Salaries were $3.247 million in 2006 and were the largest component of this increase, $193,000, or 6.3%, over salaries of $3.054 million in 2005. Employee benefits were up $152,000, or 15.5% higher than employee benefits in 2005 of $982,000. This increase was due to continued increases in health industry costs provided to employees. Data processing expense of $555,000 in 2006 was 4.7%, or $25,000, higher than data processing expense of $530,000 in 2005. Other operating expenses of $1.499 million were $62,000, or 4.3%, higher than other operating expenses of $1.437 million in 2005. Bank franchise tax increased $16,000, or 7.3%, in 2006 and was $238,000 compared to $222,000 in 2005. Stationary and printing expenses increased $34,000, or 24.6%, and were $138,000 in 2005 compared to $172,000 in 2006. Furniture and equipment related expenses were $449,000 in 2006 compared to $415,000 in 2005, an increase of $34,000, or 8.2%. Postage expense increased $22,000, or 14.3%, and was $175,000 in 2006 compared to $153,000 in 2005. Occupancy expenses increased $93,000, or 28.0% and were $423,000 in 2006 compared to $330,000 in 2005.

Analysis of Financial Condition

Loan Portfolio

The loan portfolio is the largest category of the Corporation’s earning assets and is comprised of commercial loans, agricultural loans, real estate loans, home equity loans, construction loans, consumer loans, and participation loans with other financial institutions. The primary markets in which the Corporation makes loans include the counties of Essex, King and Queen, King William, Hanover, Northumberland, Henrico and the City of Richmond. The mix of the loan portfolio is weighted toward loans secured by real estate and commercial loans. In management’s opinion, there are no significant concentrations of credit with particular borrowers engaged in similar activities.

BOE’s total loans increased 12.7%, or $24.659 million, in 2007 over 2006. Total loans were $221.549 million at December 31, 2007 compared to $196.891 million at December 31, 2006. Loan increases came from primarily loans secured by real estate, including loans secured by 1 – 4 family properties and commercial construction lending. This is due to continued growth in and around the corridor surrounding Richmond, Virginia, including the area in and around Essex County. At December 31, 2007, the ratio of non-performing assets to total assets was 0.70% compared to 0.62% at December 31, 2006. Net recoveries to average loans were 0.09% in 2007 and 0.01% in 2006. Loans past due 90 days or more and still accruing interest at December 31, 2007 were $18,000 and $102,000 at December 31, 2006. The Corporation’s allowance for loan losses to period end loans at December 31, 2007 was 1.17% compared to 1.22% at December 31, 2006.

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

Net loans consist of total loans minus the allowance for loan losses, unearned discounts and deferred loan fees. The Corporation’s net loans were $218.954 million at December 31, 2007, representing an increase of 12.6%, or $24.463 million more than net loans of $194.491 million at December 31, 2006. The average balance of loans as a percentage of average earning assets was 78.3% in 2007, up slightly from 76.4% in 2006.

In the normal course of business, the Corporation makes various commitments and incurs certain contingent liabilities, which are disclosed but not reflected in the consolidated financial statements contained in this Annual Report, including standby letters of credit and commitments to extend credit. At December 31, 2007, commitments for standby letters of credit totaled $3.867 million and commitments to extend credit totaled $58.573 million. Commitments for standby letters of credit totaled $4.971 million at December 31, 2006 and commitments to extend credit totaled $45.251 million.

LOAN PORTFOLIO

December 31, (Dollars in thousands)

	2007	2006	2005	2004	2003
Loans:
Commercial	$23,852	$22,934	$22,873	$23,534	$26,099
Real Estate	154,570	138,008	121,296	103,387	106,212
Real Estate - construction	36,602	29,984	32,084	25,924	21,505
Installment & other	6,525	5,965	6,203	6,714	6,693

Total loans	$221,549	$196,891	$182,456	$159,559	$160,509
Allowance for loan losses	(2,595)	(2,400)	(2,249)	(2,088)	(2,128)

Net loans	$218,954	$194,491	$180,207	$157,471	$158,381

Remaining Maturities of Selected Loan Categories

	Commercial	Real Estate Construction
	( in thousands)
within one year	$9,747	$29,877

Variable Rate
One to five years	$8,036	$4,860
After five years	356	685

Total	$8.392	$5,545

Fixed Rate
One to five years	$4,328	$314
After five years	1,385	866

Total	$5,713	$1,180

Total Maturities	$23,852	$36,602

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

Real estate acquired by the Corporation as a result of foreclosure or in-substance foreclosure is classified as other real estate owned (“OREO”). Such real estate is recorded at the lower of cost or fair market value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for loan losses at that time. Further allowances for losses are recorded as charges to other expenses at the time management believes additional deterioration in value has occurred. The Corporation had no OREO at December 31, 2007 or 2006.

The Corporation’s credit policies generally require a loan-to-value ratio of 85% for secured loans. At December 31, 2007, loans past due 90 days or more and still accruing interest totaled $18,000, comprised of unsecured commercial and installment loans. As of December 31, 2006, loans past due 90 days or more and still accruing totaled $102,000, $7,000 of which was secured by real estate and the remainder by both secured and unsecured commercial and installment loans. Non-accrual loans at December 31, 2007 were $96,000 and at December 31, 2006, non-accrual loans were $0.

NON-PERFORMING ASSETS

December 31, (Dollars in thousands)

	2007	2006	2005	2004	2003
Nonaccrual and impaired loans	$2,126	$1,756	$1,891	$340	$1,737
Restructured loans	0	0	0	0	—

Total nonperforming loans	$2,126	$1,756	$1,891	$340	$1,737
Foreclosed assets	0	0	0	0	—

Total nonperforming assets	$2,126	$1,756	$1,891	$340	$1,737

Loans past due 90 or more days accruing interest	$18	$102	$260	$100	$285
Nonperforming loans to total loans, at period end	0.96%	0.89%	1.04%	0.21%	1.08%
Nonperforming assets to period end assets	0.70%	0.62%	0.72%	0.14%	0.75%

ALLOWANCE FOR LOAN LOSSES

In originating loans, the Corporation recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. The Corporation maintains an allowance for loan losses based upon, among other things, historical experience, the volume and type of lending conducted by the Corporation, the amount of non-performing assets, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectability of loans in the Corporation’s portfolios. In addition to general allowances, specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans, which are contractually past due and after considering the net realizable value of any collateral for the loan.

Management actively monitors the Corporation’s asset quality in a continuing effort to charge-off loans against the allowance for loan losses when appropriate and to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of December 31, 2007, the allowance for loan losses amounted to $2.595 million, or 1.17% of total loans. The Corporation’s allowance for loan losses was $2.400 million at December 31, 2006, or 1.22% of total loans.

The allowance for loan losses as a percentage of non-performing assets was 122.06% at December 31, 2007. The ratio of allowance for loan losses as a percentage of non-performing assets at December 31, 2006 was 136.67%.

ALLOWANCE FOR LOAN LOSSES

Years ended December 31, (Dollars in thousands)

	2007	2006	2005	2004	2003
Balance, beginning of period	$2,400	$2,249	$2,088	$2,129	$2,116
Less chargeoffs:
Commercial	132	0	35	128	613
Installment	100	138	153	265	203
Real estate	23	0	0	38	13

Total chargeoffs	255	138	188	431	829
Plus recoveries:
Commercial	6	103	12	24	98
Installment	16	59	46	55	44
Real estate	423	2	11	6	—

Total recoveries	445	164	69	85	142

Net chargeoffs	(189)	(26)	119	346	687

Provision for loan losses	6	125	240	305	700

Balance, end of period	$2,595	$2,400	$2,249	$2,088	$2,129

Allowance for loan losses to period end loans	1.17%	1.22%	1.23%	1.31%	1.33%
Allowance for loan losses to non performing assets	122.06%	136.67%	118.93%	614.12%	122.57%
Net chargeoffs to average loans	-0.09%	-0.01%	0.05%	0.21%	0.42%

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

December 31, (Dollars in thousands)

	2007	Percent (1)	2006	Percent (1)	2005	Percent (1)	2004	Percent (1)	2003	Percent (1)
Commercial	$508	10.8%	$437	11.6%	$524	12.5%	$428	14.7%	$346	16.3%
Installment	200	2.9%	188	3.1%	141	3.4%	180	4.2%	89	4.2%
Real Estate	1,887	86.3%	1,775	85.3%	1,584	84.1%	1,480	81.1%	1,694	79.6%

	$2,595	100.0%	$2,400	100.0%	$2,249	100.0%	$2,088	100.0%	$2,129	100.0%

(1)	Percent of loans in each category to total loans.

INVESTMENT ACTIVITIES

Securities available-for-sale are used as part of the Corporation’s interest rate risk management strategy and may be sold in response to interest rate, changes in prepayment risk, liquidity needs, the need to increase regulatory capital and other factors. The fair value of the Corporation’s securities available-for-sale totaled $52.543 million at December 31, 2007, compared to $55.963 million at December 31, 2006.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (“AFS”) under Statement of Financial Accounting Standard No. 115 (“SFAS 115”). The market value of the December 31, 2007 securities available-for-sale portfolio was $183,000 greater than the associated book value of these securities. On December 31, 2006 the market value of securities available-for-sale was $54,000 less than their book value.

As of December 31, 2007 the book value of the investment portfolio decreased $3.658 million, or 6.5%, from $56.018 million at December 31, 2006 to $52.360 million at December 31, 2007.

SECURITIES PORTFOLIO

(Dollars in thousands)

	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-Maturity:
U.S. Government agencies	$3,000	$3,010	$3,000	$2,949	$3,000	$2,933

Total Held-to-Maturity	$3,000	$3,010	$3,000	$2,949	$3,000	$2,933

	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-Sale:
U.S. Treasury Issue and other
U.S. Government agencies	$14,168	$14,145	$16,373	$16,105	$14,633	$14,233
State, county and municipal	37,410	37,266	38,299	38,226	36,834	36,849
Other	782	1,132	1,346	1,632	1,047	1,311

Total Available-for-Sale	$52,360	$52,543	$56,018	$55,963	$52,514	$52,393

SECURITIES PORTFOLIO-MATURITY AND YIELDS

December 31, 2007 (Dollars in thousands)

	Under 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Maturity Distribution:
U.S. Treasury Issue and other
U.S. Government agencies	$822	$11,226	$2,097	$3,000	$17,145
State, county and municipal-tax exempt	2,061	14,426	15,366	2,973	34,826
State, county and municipal-taxable	474	1,305	660	—	2,439
Other	704	—	—	429	1,133

Total Investment Securities	$4,061	$26,957	$18,123	$6,402	$55,543

Weighted Average Yield:
U.S. Treasury Issue and other
U.S. Government agencies	3.18%	4.71%	5.59%	6.00%	4.55%
State, county and municipal-tax exempt	5.76%	5.31%	5.38%	5.69%	5.48%
State, county and municipal-taxable	4.54%	5.27%	5.09%	0.00%	5.12%
Other	6.70%	0.00%	0.00%	5.87%	5.66%

Weighted Average Yield by Category	5.26%	5.06%	5.39%	5.85%	5.18%

DEPOSITS

The Corporation primarily uses deposits to fund its loans and investment portfolio. Total deposits at December 31, 2007 were $244.593 million compared to $230.865 million at December 31, 2006. This represents a growth rate of 5.9%, or $13.728 million. Certificates of deposit were the largest component of this increase, $11.087 million, or 8.0%. Certificates of deposit were $149.360 million at December 31, 2007 compared to $138.273 million at December 31, 2006. Brokered certificates of deposit increased $5.196 million, or 143.1%, and were $8.826 million at December 31, 2007 and $3.630 million at December 31, 2006. Money market deposit accounts increased 17.4%, or $2.454 million, and were $16.520 million December 31, 2007 compared to $29.953 million December 31, 2006. Interest bearing checking accounts were $28.403 million at December 31, 2007 compared to $26.953 million at December 31, 2006. This is an increase of $1.450 million, or 5.3%. Demand deposit accounts were $26.220 million at December 31, 2007 compared to $27.809 million at December 31, 2006, a decrease of $1.589 million, or 5.7%. Savings accounts decreased 2.9% from December 31, 2006 to December 31, 2007 and were $19.452 million.

In 2006 the Corporation’s deposits grew $7.733 million, or 3.5%. Certificates of deposit increased $14.359 million, or 11.3%, from $127.545 million at December 31, 2005 to $141.910 million at December 31, 2006. This was the largest component of growth in deposits in 2006. Non-interest bearing deposits were $27.809 million at December 31, 2006, a $2.982 million, or 9.7%, decrease from $30.791 million at December 31, 2005. Additionally, there was a $2.048 million, or 9.2%, decrease in savings deposits. Savings deposits were $20.103 million at December 31, 2006 compared to $22.151 million at December 31, 2005. Interest bearing checking accounts decreased $706,000, or 2.6%, from $27.689 million at December 31, 2005 to $26.983 million at December 31, 2006. Money Market Deposit Accounts (“MMDA”) decreased $889,000, or 5.9%, from $14.955 million at December 31, 2005 to $14.066 million at December 31, 2006.

The Corporation offers a variety of deposit accounts to individuals and small-to-medium sized businesses. Deposit accounts include checking, savings, money market deposit accounts and certificates of deposit. Certificates of deposit of $100,000 or more totaled $47.565 million at December 31, 2007 and $43.980 million at December 31, 2006, an increase of $3.585 million or 8.2%.

AVERAGE DEPOSITS AND AVERAGE RATES PAID

(Dollars in thousands)

Year Ended December 31,

	2007		2006		2005
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Interest bearing deposits:
NOW accounts	$26,391	0.34%	$26,218	0.34%	$28,872	0.34%
Money market deposits	16,195	2.71%	14,750	1.53%	15,306	1.01%
Regular savings	20,221	1.23%	21,143	0.85%	23,857	0.80%
Certificates of deposit	144,955	4.70%	135,760	4.10%	116,592	3.04%

Total interest bearing deposits	$207,762	3.65%	$197,871	3.06%	$184,627	2.16%

Noninterest bearing deposits	28,066		28,259		28,730
Total deposits	$235,828		$226,130		$213,357

MATURITIES OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

AT DECEMBER 31, 2007

(Dollars in thousands)

	Dollars	Percent
Three months or less	$13,235	24.85%
Over three months to six months	11,977	22.49%
Over six months to one year	16,516	41.66%
Over one year	11,535	21.66%

	$53,263	100.00%

SHORT-TERM BORROWINGS

BOE occasionally finds it necessary to purchase funds on a short-term basis due to fluctuations in loan and deposit levels. BOE has several arrangements under which it may purchase funds. Federal Funds guidance facilities are maintained with correspondent banks totaling $16.500 million for the year ending December 31, 2007. $3.152 million was drawn on these facilities at December 31, 2007. As another means of borrowing funds, BOE may borrow from the Federal Home Loan Bank of Atlanta. Total expense on Federal Home Loan Bank of Atlanta borrowings in 2007 was $717,000 and in 2006 as $476,000. Total expense on Federal Funds purchased and other borrowings was $44,000 in 2007 and $102,000 in 2006.

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

During the fourth quarter of 2003 the Company engaged in a trust preferred offering, raising $4.124 million in trust preferred subordinated debt which qualifies as capital for regulatory purposes. This trust preferred debt has a 30-year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.00% for a weighted average rate of 8.325% during 2007.

The following table shows the Corporation’s capital ratios:

CAPITAL RATIOS

December 31,

	2007	2006	2005
Tier 1 Risk-based Capital	14.90%	15.35%	14.76%
Total Risk-based Capital	15.85%	16.35%	15.67%
Leverage Ratio	11.53%	11.62%	11.55%

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

As of December 31, 2007, cash, federal funds sold and available-for-sale securities represented 22.55% of deposits and other liabilities compared to 25.90% at December 31, 2006. Managing loan maturities also provides asset liquidity. At December 31, 2007 approximately $102.822 million in loans would mature or reprice with a one-year period.

The following table summarizes the Corporation’s liquid assets for the periods indicated:

SUMMARY OF LIQUID ASSETS

December 31,

(Dollars in thousands)

	2007	2006	2005
Cash and due from banks	$4,100	$5,520	$7,365
Available for sale securities, at fair value	52,543	55,963	52,393

Total liquid assets	$56,643	$61,483	$59,758

Deposits and other liabilities	$251,197	$237,358	$226,572
Ratio of liquid assets to deposits and other liabilities	22.55%	25.90%	26.37%

FINANCIAL RATIOS

Financial ratios give investors a way to compare Corporation’s within industries to analyze financial performance. Return on average assets is net income as a percentage of average total assets. It is a key profitability ratio that indicates how effectively a bank has used its total resources. Return on average assets was 0.90% in 2007 and 1.15% in 2006. Return on average equity is net income as a percentage of average shareholders’ equity. It provides a measure of how productively a Corporation’s equity has been employed. BOE’s return on average equity was 9.03% in 2007 and 11.47% in 2006. Dividend payout ratio is the percentage of net income paid to shareholders as cash dividends during a given period. It is computed by dividing dividends per share by net income per share. BOE has a dividend payout ratio of 38.04% in 2007 and 29.67% in 2006. The Corporation utilizes leverage within guidelines prescribed by federal banking regulators as described in the section “Capital Requirements” in the preceding section. Leverage is average stockholders’ equity divided by total quarterly average assets. This ratio was 11.53% in 2007 and 11.70% in 2006.

FINANCIAL RATIOS

Years ended December 31,

	2007	2006	2005
Return on average assets	0.90%	1.15%	1.24%
Return on average equity	9.03%	11.47%	12.18%
Dividend payout ratio	38.04%	29.67%	28.13%
Average equity to average asset ratio	9.98%	9.99%	10.19%

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

A summary of the contract amount of the Bank’s exposure to off-balance-sheet risk as of December 31, 2007 and 2006, is as follows:

(In thousands)	2007	2006
Financial instruments whose contractamounts represent credit risk:
Commitments to extend credit	$58,573	$45,251

Standby letters of credit	3,867	4,971

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

A summary of the Corporation’s contractual obligations at December 31, 2007 is as follows:

	Payment Due by Period
	(In thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Federal Funds Purchased	$3,152	$3,152	$0	$0	$0
FHLB Advances	17,000	0	0	12,000	5,000
Trust Preferred Capital Notes	4,124	0	0	0	4,124

Total Obligations	$24,276	$3,152	$0	$12,000	$9,124

The Company does not have any capital lease obligations, as classified under applicable FASB statements, or other purchase or long-term obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. As of December 1, 2007, the FASB has proposed a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Corporation does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This Statement requires that employers measure plan assets and obligations as of the balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The other provisions of SFAS 158 were implemented by the [Company/Bank] as of December 31, 2006. The Corporation does not expect the implementation of the measurement date provisions of SFAS 158 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. The Corporation does not expect the implementation of SFAS 159 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Corporation does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (“SFAS 160”). The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption permitted. The Corporation does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007, with early application permitted. The Corporation does not expect the implementation of EITF 06-4 to have a material impact on its consolidated financial statements.

In November 2006, the EITF issued “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). In this Issue, a consensus was reached that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee. A consensus also was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The consensuses are effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years, with early application permitted. The Corporation does not expect the implementation of EITF 06-10 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued FSP No. FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88 and No. 106 and to the Related Staff Implementation Guides.” This FSP provides conforming amendments to the illustrations in SFAS 87, 88, and 106 and to related staff implementation guides as a result of the issuance of SFAS 158. The conforming amendments made by this FSP are effective as of the effective dates of SFAS 158. The unaffected guidance that this FSP codifies into SFAS 87, 88, and 106 does not contain new requirements and therefore does not require a separate effective date or transition method. The Corporation does not expect the implementation of FSP No. FAS 158-1 to have a material impact on its consolidated financial statements.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Corporation does not expect the implementation of SAB 109 to have a material impact on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Corporation does not expect the implementation of SAB 110 to have a material impact on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Corporation’s market risk is composed primarily of interest rate risk. The Corporation’s Asset and Liability Management Committee (“ALCO”) is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to this risk. The Board of Directors reviews and approves the guidelines established by ALCO.

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

The Corporation uses its simulation model to estimate earnings in rate environments where rates ramp up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12 month time horizon by applying 12-month shock versus the implied forward rates of 200 basis points up and down. The following table represents the interest rate sensitivity on net interest income for the Corporation across the rate paths modeled as of December 31, 2007:

	Change in Net Interest Income
Change in Yield Curve	(Percent)	($ in thousands)
+200 basis points	-2.41%	$-246
Most likely rate scenario	0.00%	—
-200 basis points	-1.62%	-165

Economic Value Simulation

Economic value simulation is used to determine the estimated fair value of assets and liabilities over different interest rate scenarios. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate scenarios is an indication of the longer term earnings sensitivity capability of the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The economic value simulation uses simultaneous rate shocks to the balance sheet, whereas the earnings simulation uses rate shock over 12 months. The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation as of December 31, 2007:

	Change in Economic Value of Equity
Change in Yield Curve	(Percent)	($ in thousands)
+200 basis points	-14.03%	$-5,514
Most likely rate scenario	0.00%	—
-200 basis points	10.14%	3,985

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this report following ITEM 15. Exhibits, Financial Statement Schedules.

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets as of December 31, 2007 and 2006

3.	Consolidated Statements of Income for the three years ended December 31, 2007

4.	Consolidated Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2007

5.	Consolidated Statements of Cash Flows for the three years ended December 31, 2007

6.	Notes to Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

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

The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goal under every potential condition, regardless of how remote. In addition, the operation of any system of controls and procedures is dependent upon the employees responsible for executing it. While we have evaluated the operation of our disclosure controls and procedures and found them effective, there can be no assurance that they will succeed in every instance to achieve their objective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Corporation’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the criteria established in a report entitled “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Securities and Exchange Commission in Release No. 34-55929. Based on this evaluation, the Corporation’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

The Corporation is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in modifications to its processes throughout the Corporation. However, there has been no change in its internal control over financial reporting that occurred during the Corporation’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

This annual report does not include an attestation report of the Corporation’s independent registered public accounting firm regarding internal control over financial reporting. The Corporation’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The board of directors of the Corporation consists of 10 members and is divided into three classes. The following biographical information discloses each director’s age, as of March 26, 2008 and business experience in the past five years and the year that each individual was first elected to the board of directors.

NAME	AGE	SERVED AS DIRECTOR SINCE	PRINCIPAL OCCUPATION FOR THE LAST FIVE YEARS
George M. Longest, Jr.	47	1999	President/CEO of BOE since January 1, 1999. Employed by BOE in various capacities since February 1989

George B. Elliott	73	1982	Real estate developer & consultant

L. McCauley Chenault	56	1987	Managing attorney-Chenault Law Offices PLC & practicing law since 1980

R. Tyler Bland, III	64	1996	President and Agent for Tidewater Realty

Page Emerson Hughes, Jr.	64	2004	President/Operator of Holiday Barn, Ltd., Glen Allen, Virginia

Philip T. Minor	73	1974	Partner in Philip Minor Farms in St. Stephens Church, Virginia

Alexander F. Dillard, Jr.	69	1982	A Partner in the law firm of Dillard & Katona, in Tappahannock, Virginia

Frances H. Ellis	63	1995	Owner and operator of landscaping business

L. Edelyn Dawson, Jr.	67	2007	Retired in August 2005 as Senior Vice President and Director of Bank of Northumberland, Heathsville, Virginia

Executive Officers

Set forth below is certain information with respect to BOE’s principal executive officers:

K. Wayne Aylor, 66, is Senior Vice President and Senior Credit Officer with BOE. Mr. Aylor joined BOE in February 2002. Prior to joining the Company, Mr. Aylor served as Vice President and Senior Credit Officer with The Community Bankers Bank in Richmond, Virginia since February 1989.

Bonnie S. Courtney, 54, is Vice President of Operations and Information Technology. Mrs. Courtney has held various positions with BOE since 1981.

George M. Longest, Jr., 47, became President and Chief Executive Officer of BOE on January 1, 1999. Prior to assuming his present position, Mr. Longest had been Senior Vice President and Senior Loan Officer with BOE. Mr. Longest has served as a director of BOE since 1999 and has been with BOE since February 1989.

Suzanne S. Rennolds, 58, is Senior Vice President, Human Resources and Compliance and has been employed by BOE since December 1980.

William E. Saunders, Jr., 45, is Vice President, Risk Management and has been employed by BOE since August 2004. From May 2001 to August 2004, Mr. Saunders was a bank examiner with the Commonwealth of Virginia State Corporation Commission. Prior to May 2001, Mr. Saunders was employed as Operations Officer for e-focust, Inc. and Southside Bank.

Bruce E. Thomas, 44, is Senior Vice President, Chief Financial Officer and Corporate Secretary and has been employed by BOE since October 1990.

Terrell D. Vaughan, 61, is Senior Vice President, Commercial Lending and has been employed by BOE since April 1, 1998.

No family relationships exist among any of the directors or between any of the directors and executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires BOE’s directors and designated executive officers, and any persons who own beneficially more than 10% of the outstanding shares of BOE’s common stock, to file with the Securities and Exchange Commission and the NASDAQ Capital Market reports disclosing changes in such ownership. To BOE’s knowledge, based solely on a review of the copies of such reports furnished to BOE and written representations, all transactions by BOE’s directors and designated executive officers were filed timely in 2007 to comply with their respective Section 16(a) filing requirements.

Codes of Business Conduct and Ethics

The Audit Committee of the board of directors has approved a Code of Business Conduct and Ethics for the directors and employees of BOE and its subsidiaries and a separate Code of Ethics for BOE’s chief executive officer and senior financial officers. The Codes address such topics as protection and proper use of BOE’s assets, compliance with applicable laws and regulations, accuracy and preservation of records, accounting and financial reporting and conflicts of interest. The Code of Business Conduct and Ethics and the Code of Ethics are available without charge upon request by contacting BOE’s corporate secretary in writing at BOE Financial Services of Virginia, Inc., Post Office Box 965, 1325 Tappahannock Boulevard, Tappahannock, Virginia 22560 or by visiting BOE’s website www.boefinancial.com.

Audit Committee

The Audit Committee is composed of Mrs. Frances H. Ellis, Mr. R. Harding Ball, Mr. Philip T. Minor and Mr. R. Tyler Bland, III. The board of directors has determined that each of the members of the Audit

Committee is independent as defined by applicable NASDAQ listing standards and is financially literate. The principal responsibilities of the Audit Committee are to ensure that the board receives objective information in fulfilling the board’s oversight responsibility to the shareholders relating to the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the qualifications, independence and performance of the Company’s independent auditors and the performance of the internal audit function. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of the independent auditors engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attestation services for the Company. The board has adopted a written charter for the Audit Committee, a current copy of which is available on the Company’s website www.boefinancial.com.

ITEM 11:	EXECUTIVE COMPENSATION

Compensation Committee

The compensation committee consists of Mr. R. Tyler Bland, III, Mr. L. McCauley Chenault, Mrs. Frances H. Ellis and Mr. P. Emerson Hughes, Jr. The members of the compensation committee are independent directors as defined by applicable NASDAQ listing standards. The compensation committee reviews and recommends the levels and types of compensation of directors, officers and employees. Mr. Minor and Mr. Hughes serve as a subcommittee that administers all incentive and stock option plans for the benefit of employees and directors eligible to participate in such plans. The compensation committee met three times in 2007. The compensation committee has not adopted a written charter.

Compensation Discussion and Analysis

The Company’s Executive Compensation Philosophy

The Compensation Committee of the Board of Directors (the “Committee”) is responsible for establishing and approving the compensation of executive officers of the Company. The Committee considers a variety of factors and criteria in arriving at its decisions and recommendations for compensation. The Committee’s objective is to align the interests of the Company’s executive officers with those of the Company and its shareholders. The Committee believes that increases in earnings per share, dividends, and shareholder’s equity improve shareholder market value.

Objectives

Our compensation program generally consists of salary, bonus, and benefits. Benefits include the Company’s defined benefit pension plan, supplemental retirement plan, participation in the Company’s 401(k) plan and health insurance benefits. In addition, the Company offers perquisites to certain executive officers such as use of Company owned vehicles. We recognize that competitive compensation is critical for attracting, motivating, and rewarding qualified executives. Therefore, one of the fundamental objectives of our compensation program is to offer competitive compensation and benefits for all employees, including executive officers, to compete for and retain talented personnel who will lead us in achieving levels of financial performance that enhance shareholder value.

Salary

The base salary of each executive officer named in the Summary Compensation Table below (the “named executive officers”) is designed to be competitive with that of the Company’s peer banks. In establishing the base salary for the named executive officers, the Committee relies on an evaluation of the officers’ level of responsibility and performance and on comparative information, including the Virginia Bankers Association’s Salary Survey of Virginia Banks. In establishing the base salary, other than for the Chief Executive Officer, the Committee also receives and takes into account the individual compensation recommendations from the Chief Executive Officer. The salary of the Chief Executive Officer is approved by the independent members of the Board of Directors, upon recommendation of the Committee.

Bonus

The Company does not have a formal bonus plan that specifies potential bonus amounts in terms of a percentage of base salary. Cash bonus awards are entirely at the discretion of the Committee. In determining whether or not to award cash bonuses and the level of such bonuses for a given year, the Committee considers the overall performance of the Company, including but not limited to, such factors as earnings per share, return on equity, growth and shareholder value, as well as their subjective evaluation of the executive officer’s individual performance. Cash bonus awards for similar executives in market comparisons are also considered.

Stock Incentive Plan and Stock Option Plan for Outside Directors

The Company maintains two stock option plans designed to attract and retain qualified personnel in key positions, provide employees and directors with a proprietary interest in the Company as an incentive to contribute to the success of the Company and reward employees and directors for outstanding performance and the attainment of targeted goals. The stock option plans were approved by shareholders at the May 2000 Annual Meeting, became effective July 1, 2000 and will expire July 1, 2010. The employee plan is the BOE Financial Services of Virginia, Inc. Stock Incentive Plan and provides for the grant of 100,000 incentive stock options to employees intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986. The director plan is administered under the BOE Financial Services of Virginia, Inc. Stock Option Plan for Outside Directors and authorizes the grant of 10,000 non-qualified stock options for directors.

The stock option plans are administered by Mr. Minor and Mr. Hughes, a subcommittee of the Compensation Committee. Under the plans, the subcommittee determines which employees and directors will be granted options, whether such options will be incentive or non-qualified options, the number of shares subject to each option, whether such options may be exercised by delivering other shares of Common Stock and when such options will become exercisable. In general, the per share exercise price of an incentive stock option and a non-qualified stock option must be at least equal to the fair market value of a share of Common Stock on the date the option is granted.

Stock options become vested and exercisable in the manner specified by the Committee. Each stock option or portion thereof is exercisable at any time on or after it vests until ten years after its date of grant. A review was performed in 2007 of all stock option grants. The review verified that all options were priced at or above the closing stock price on the day the option was approved by the Board of Directors and granted.

There were no stock options awarded during 2007, due primarily to changes in accounting standards for stock options and the impact of those changes on reported earnings. Additionally, on December 22, 2005, the Board of Directors voted to accelerate the vesting on all outstanding options in order to eliminate the recognition of compensation expense associated with the affected options under SFAS 123R, which became applicable to the Company beginning in the first quarter of 2006. The Committee’s ongoing review of executive compensation will include a determination as to whether use of stock option plans or other equity awards is to be recommended.

Pension Plan

The Bank of Essex maintains a noncontributory defined benefit pension plan for all full-time employees who are 21 years of age or older and who have completed one year of eligibility service. Benefits payable under the plan are based on years of credited service, average compensation over the highest consecutive five years, and the plan’s benefit formula (1.60% of average compensation times years of credited service in excess of 20 years but not in excess of 35 years plus .65% (70% if SSNRA is 66) of average compensation in excess of Social Security Covered Compensation times years of credited service up to a maximum of 35 years). For 2006, the maximum allowable annual benefit payable by the plan at age 65 (the plan’s normal retirement age) was $175,000 and the maximum compensation covered by the plan was $220,000. Reduced early retirement benefits are payable on or after age 55 upon completion of 10 years of credited service. Amounts payable under the plan are not subject to reduction for Social Security benefits.

Supplemental Executive Retirement Plan

The Bank has adopted a non-tax qualified Supplemental Executive Retirement Plan (“SERP”) for certain executives to supplement the benefits such executives can receive under the Bank’s other retirement programs and social security. Retirement benefits under the SERP vary by individual and are payable at age 65 for 15 years or life, whichever is longer. In the event of termination prior to age 65 (for reasons other than death, subsequent to a change of control or for cause), benefits still commence at age 65, but are substantially reduced. Benefits payable in the event of termination following a change of control or death commence upon termination or death, and are the approximate actuarial equivalent of the value of normal retirement benefits. No benefits are payable in the event that termination is for cause.

Directors’ Supplemental Retirement Plan

In 2006, the Company established the Directors’ Supplemental Retirement Plan for its non-employee directors. The Directors’ Supplemental Retirement Plan is designed to retain the future services of directors. This plan provides for a benefit upon the later of October 1, 2010 or retirement from service on the Board at the normal retirement age of 75. Benefits under this plan are payable at retirement for a period of 10 years. The Director’s Supplemental Retirement Plan also contains provisions for change of control, as defined, which allow the directors to retain benefits under the plan in the event of a termination of service subsequent to a change of control, other than for cause.

401(k) Employee Savings Plan

The Company sponsors a 401(k) Employee Savings Plan, for which all full-time employees who are 21 years of age or older are eligible to participate. The Company matches 50% of employee contributions on the first 4% of earned compensation. While employee contributions are immediately vested, the Company contributions are subject to a stated vesting schedule.

Employment Continuity Agreements

The Company has entered into employment continuity agreements (the “Continuity Agreements”) with each of George M. Longest, Jr., Bruce E. Thomas, K. Wayne Aylor, Terrell D. Vaughan, Suzanne S. Rennolds, Bonnie S. Courtney and William E. Saunders, Jr. (the “Executives” and/or “Executive”) in order to secure their continued services and enable them to devote their full efforts to the Company in the event of a change of control of the Company. Under the Continuity Agreements, each Executive is entitled to certain salary continuance benefits, welfare continuance benefits and outplacement services if the Company terminates his or her employment for any reason other than cause, or if the Executive terminates for certain specific reasons, set forth below, within two years following a change of control.

The salary continuance benefit is an amount equal to two times, in the case of Messrs. Longest and Thomas, and one time, in the case of the other Executives, the sum of the Executive’s base salary in effect as of the change of control date plus the maximum cash bonus payable to him or her. If the Executive applies for or accepts employment with the Company within five years of his or her termination of employment, the Executive is required to repay to the Company the entire amount of the salary continuance benefit.

Under the welfare continuance benefit, the Executive and his or her dependents will continue to be covered, for a one-year period following the Executive’s termination of employment, under all welfare plans in which the Executive and his or her dependents were participating prior to the date of termination. Welfare plans include any health or dental plans, disability plans, survivor income plans or life insurance plans maintained by the Company. The Company will pay all or a portion of the costs of the benefit on the same basis as is applicable to active employees. The welfare continuance benefit will cease if the Executive obtains coverage under one or more welfare plans of a subsequent employer and that provide equal or greater benefits to the Executive and his or her dependents.

The outplacement services provided for under the Continuity Agreements include job search and interview skill services. The services will be provided by a regionally recognized outplacement organization selected by the Executive with approval of the Company. The services are available for up to one year after the Executive’s termination of employment.

In order for the Executive to be entitled to receive benefits in the case of voluntary termination of employment, he or she must voluntarily terminate employment within 90 days after one of the following events: (a) a decrease in his or her aggregate base salary and incentive bonus opportunity or a significant reduction in the amount of additional benefits or perquisites provided to him or her as of the date of the change of control, (b) a decrease in his or her authority, duties or responsibilities as determined as of the date of the change of control, or (c) the assignment of duties to him or her that are inconsistent with his or her duties and responsibilities as of the date of change of control. Benefits will not be payable if the action is isolated, insubstantial or inadvertent and not taken in bad faith, and remedied by the Company within 15 days after receipt of notice thereof given by the Executive.

A change of control of the Company will be deemed to occur if (i) any person or group becomes a beneficial owner of 20% or more of the combined voting power of the Company’s outstanding securities that may be cast for election of directors, other than as a result of an issuance of securities initiated by the Company or open market purchases approved by the Board, so long as the majority of the Board approving the purchases is also the majority at the time the purchases are made, or (ii) if as a direct or indirect result of, or in connection with, a cash tender or exchange offer, merger or other business combination, sale of assets, or contested election, the directors constituting the Board before any such transactions cease to constitute a majority of the Board or its successor’s board within two years of the last such transactions.

In return for payment of benefits under the Continuity Agreements, each Executive agrees to execute a written release, in such form as provided by the Company, of any and all claims the Executive may have against the Company.

Other Benefit Plans

Executives participate in the Company’s benefit plans on the same terms as other employees. These plans include medical, dental, life, and disability insurance. The Company provides life insurance coverage equal to three times the employee’s salary for all eligible employees. A guaranteed issue cap on this coverage of $500,000 is dictated by the plan. Coverage in excess of $50,000 is subject to taxation based on Internal Revenue Service guidelines.

Perquisites

The Company provides perquisites to certain executive officers, such as an automobile allowance; however, such amounts are not included in the Summary Compensation Table below because such amounts are less than $10,000.

Summary Compensation Table

The following table reflects total compensation paid or earned during 2007 and 2006 for the named executive officers.

Name and Principal Position		Salary ($)	Bonus ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)		All Other Compensation ($)(1)	Total ($)
George M. Longest, Jr. President and Chief Executive Officer of the Company and the Bank (Principal Executive Officer)	2007	$160,000	$15,245	$53,909	(2)	$3,200	$214,022
	2006	$135,000	$5,245	$35,577		$2,700	$178,522

Bruce E. Thomas Senior Vice President, Chief Financial Officer and Corporate Secretary of the Company and the Bank (Principal Financial Officer)	2007	$120,000	$10,745	$25,145	(3)	$2,400	$158,290
	2006	$101,500	$3,245	$15,826		$2,042	$122,613

Terrell D. Vaughan Senior Vice President of the Company and Senior Loan Officer of the Bank	2007	$100,000	$5,245	$49,137	(4)	$2,000	$156,382
	2006	$95,500	$3,245	$40,827		$1,920	$141.492

(1)	All other compensation is comprised of the Company’s 401(k) plan matching contributions.
(2)	Includes $23,853 change in value for Mr. Longest in the SERP and $30,056 change in value in the Bank of Essex noncontributory defined benefit plan.
(3)	Includes $9,733 change in value for Mr. Thomas in the SERP and $15,412 change in value in the Bank of Essex noncontributory defined benefit plan.
(4)	Includes $20,941 change in value for Mr. Vaughan in the SERP and $28,196 change in value in the Bank of Essex noncontributory defined benefit plan.

Outstanding Equity Awards at Fiscal Year-End

The following table reflects the outstanding stock options as of December 31, 2007 for the named executive officers.

Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Option Exercise Price ($)	Option Expiration Date
George M. Longest, Jr	677	$28.70	11/18/2014
	444	$25.00	10/23/2013
	460	$22.40	6/27/2012
	548	$12.25	1/16/2011

Bruce E. Thomas	481	$28.70	11/18/2014
	350	$25.00	10/23/2013

Terrell D. Vaughan	452	$28.70	11/18/2014
	383	$25.00	10/23/2013
	357	$22.40	6/27/2012
	340	$12.25	1/16/2011

(1)	All outstanding options were exercisable at December 31, 2007.

Option Exercises and Stock Vested

There were no stock options exercised by named executive officers during 2007.

Pension Benefits

The following table reflects the actuarial present value of the named executive officers’ accumulated benefit under the Bank’s pension plan and the Bank’s supplemental retirement plan and the number of years of service credited under the plan as of December 31, 2007.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)
George M. Longest, Jr.	VBA Master Defined Benefit Pension Plan for Bank of Essex	19	$140,345
	Bank of Essex Supplemental Retirement Plan	1	$27,999
Bruce E. Thomas	VBA Master Defined Benefit Pension Plan for Bank of Essex	17	$72,523
	Bank of Essex Supplemental Retirement Plan	1	$11,424
Terrell D. Vaughan	VBA Master Defined Benefit Pension Plan for Bank of Essex	10	$128,197
	Bank of Essex Supplemental Retirement Plan	1	$26,097

Change in Control Benefits

As discussed above, the Company maintains Employment Continuity Agreements for its executive officers that provide benefits to such executive officers in the event of a change in control. Based upon a hypothetical change in control date of December 31, 2007, the following table identifies the estimated total change in control termination benefits for the named executive officers during the periods following the change in control.

Executive Officer	Base Salary ($)	Bonus ($)	Healthcare and Other Insurance Benefits ($)
George M. Longest, Jr.	$320,000	$30,490	$3,998

Bruce E. Thomas	$240,000	$21,490	$3,914

Terrell D. Vaughan	$100,000	$10,490	$2,987

The calculations are based on an assumption that each named executive officer’s employment would be terminated on December 31, 2007. Such an assumption would require payment of salary, bonus, and coverage under the Company’s healthcare and other insurance benefits through December 31, 2008. The salary and bonus amounts are based on 2007 amounts. The value of healthcare and other insurance benefits is based upon the type of coverage provided to the executive officer as of December 31, 2007, and valued at the premiums in effect at that time.

Compensation of the Board of Directors

Directors of the Company are paid an annual retainer of $5,000, plus $300 for attendance at each meeting of the Board and $100 for attendance at each committee meeting held on the regularly scheduled Board meeting date. Directors are paid a $200 fee for attended committee meetings called on days other than regularly scheduled Board meeting dates. Mr. Dillard is paid a $6,000 fee for serving as Chairman of the Board of Directors. Employees of the Company serving as directors or committee members do not receive any separate compensation for board or committee meetings attended.

The following table reflects the director compensation earned or paid during 2007.

Name	Fees Earned or Paid in Cash ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(1)	Total ($)
R. Harding Ball(2)	$10,900	$4,282	$15,182
R. Tyler Bland, III	$11,700	$4,534	$16,234
L. McCauley Chenault	$12,100	$3,448	$15,548
L. Edelyn Dawson, Jr.	$7,350	—	$7,350
Alexander F. Dillard, Jr.	$19,700	$7,446	$27,146
George B. Elliott	$12,400	$10,614	$23,014
Frances H. Ellis	$11,900	$4,282	$16,182
Page Emerson Hughes, Jr.	$12,300	$4,534	$16,834
George M. Longest, Jr.	$5,000	—	$5,000
Philip T. Minor	$14,700	$10,614	$25,314

(1)	Amounts reflect changes in value in the Directors’ Supplemental Retirement Plan.
(2)	Mr. Ball resigned from the Board of Directors of the Company on January 24, 2008.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors has reviewed and discussed the Company’s Compensation Discussion and Analysis with management. Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Respectfully submitted,

/s/ L. McCauley Chenault
L. McCauley Chenault, Chairman

R. Tyler Bland III

Frances H. Ellis

P. Emerson Hughes, Jr.

Compensation Committee Interlocks and Insider Participation

During 2007 and up to the present time, there were transactions between Bank of Essex and certain members of the compensation committee or their associates, all consisting of extensions of credit by Bank of Essex in the ordinary course of business. Each transaction was made on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with the general public. In the opinion of management, none of the transactions involved more than the normal risk of collectibility or presented other unfavorable features.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management

The following table sets forth certain information, as of February 22, 2008, about beneficial ownership of the common stock of BOE for each director, director nominee, certain executive officers and for all directors, director nominees, and executive officers of BOE as a group.

Name(1)	Amount and Nature of Beneficial Ownership(2)			Percent of Class
Named Executive Officer and Director:
George M. Longest, Jr.	5,870	(3	)(5)	*
Named Executive Officers:
Bruce E. Thomas	1,626	(5)		*
Terrell D. Vaughan	2,132	(5)		*
Directors:
R. Tyler Bland, III	9,482	(3	)(4)	*
L. McCauley Chenault	2,898	(4)		*
Alexander F. Dillard, Jr.	23,821	(3	)(4)	1.96%
George B. Elliott	3,178	(3	)(4)	*
Frances H. Ellis	5,966	(3	)(4)	*
Page Emerson Hughes, Jr.	3,030	(3	)(4)	*
Philip T. Minor	14,654	(3	)(4)	1.21%
L. Edelyn Dawson, Jr.	250			*
All Directors and Executive Officers as a group (14 persons)	74,992	(3	)(4)(5)	6.18%

*	Represents less than 1% of BOE’s common stock.
(1)	The address of each stockholder is Bank of Essex, P.O. Box 965, Tappahannock, Virginia 22560.
(2)	For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934 under which, in general, a person is deemed to be the beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he or she has the right to acquire beneficial ownership of the security within sixty days.
(3)	Includes shares held by affiliated corporations, close relatives and dependent children, or as custodians or trustees, as follows: Mr. Longest, 120 shares; Mr. Thomas, 24 shares; Mr. Bland, 2,670; Mr. Dillard, 16,423 shares; Mr. Elliott, 872; Mrs. Ellis, 160 shares; Mr. Hughes, 100 shares; and Mr. Minor, 607 shares.

(4)	Includes shares that may be acquired pursuant to currently exercisable stock options granted under the Company’s Stock Option Plan for Outside Directors as follows: Mr. Bland, 260 shares; Mr. Chenault, 470 shares; Mr. Dillard, 520 shares; Mr. Elliott, 470 shares; Mrs. Ellis, 380 shares; Mr. Hughes, 150 shares; and Mr. Minor, 600 shares.
(5)	Includes 8,000 vested option grants awarded to Executive Officers (including 2,129 for Mr. Longest, 831 for Mr. Thomas and 1,532 for Mr. Vaughan) pursuant to the Company’s Stock Option Plan for Employees, which may be exercised as described under the heading Stock Incentive Plan and Stock Option Plan for Outside Directors.

Security Ownership of Certain Beneficial Owners

As of February 22, 2008, no persons, to BOE’s knowledge, own five percent or more of the outstanding shares of common stock.

The following table summarizes information, as of December 31, 2007, relating to the Corporation’s stock incentive plans, pursuant to which grants of options to acquire shares of common stock may be granted from time to time.

Equity Compensation Plan Information

Year Ended December 31, 2007

	Number of shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of shares Remaining Available of Future Issuance Under Plans
Equity compensation plans approved by shareholders	29,359	23.86	53,707
Equity compensation plans not approved by shareholders	—	—	—
Total	29,359	23.86	53,707

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

General

The business and affairs of BOE are managed under the direction of the board of directors in accordance with the Virginia Stock Corporation Act and BOE’s Articles of Incorporation and Bylaws. Members of the board of directors are kept informed of BOE’s business through discussions with the chairman, the president and chief executive officer and other officers, by reviewing materials provided to them and by participating in meetings of the board of directors and its committees.

The board of directors has determined that the following six members of the Board are independent as that term is defined under the applicable NASDAQ listing standards: L. Edelyn Dawson, Jr., R. Tyler Bland, III, George B. Elliott, Frances H. Ellis, P. Emerson Hughes, Jr. and Philip T. Minor. In addition, the board of directors has determined that for other committee membership all directors, except Mr. Longest, are independent under the general independence standards.

Related Transactions

During 2007 and up to the present time, there were transactions between Bank of Essex

(sometimes referred to herein as the “Bank”) and certain members of the Compensation Committee or their associates, all consisting of extensions of credit by the Bank in the ordinary course of business. Each transaction was made on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with the general public. In the opinion of management, none of the transactions involved more than the normal risk of collectibility or presented other unfavorable features.

ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

REPORT OF THE AUDIT COMMITTEE

The Audit Committee’s Report to Shareholders, which follows, was approved and adopted by the Committee on March 17, 2008 and ratified by the Board of Directors on March 27, 2008. The voting members of the Committee are all independent directors, in the business judgment of the Board, as that term is defined in the applicable NASDAQ listing standards. The Board and the Committee have not currently designated a member of the committee an “audit committee financial expert.” The Board, however, believes that each of the current members of the Committee have the ability to understand financial statements and generally accepted accounting principles, the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves, an understanding of internal controls and procedures for financial reporting and an understanding of audit committee functions, and are therefore financially literate.

The Committee has reviewed and discussed the audited financial statements with management, discussed with Yount, Hyde & Barbour, P.C., the Company’s independent auditors, the matters required to be discussed by Statement of Accounting Standards No. 61, as amended, received communications from the auditors as to their independence, and discussed independence with the auditors. In discharging their oversight responsibility as to the audit process, the Board of Directors and the Committee obtained written disclosures and the letter from Yount, Hyde & Barbour, P.C. required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committee,” as may be modified or supplemented, and have discussed with Yount, Hyde & Barbour, P.C. its independence.

The Committee also discussed with the Company’s internal and independent auditors the overall scope and plans for their respective audits. The Committee met with the internal and independent auditors, with and without management present, to discuss the results of their examinations, the evaluations of the Company’s internal controls, and the overall quality of the Company’s financial reporting.

Based on the discussions referred to above, the Committee recommended to the Board of Directors, and the Board of Directors ratified, that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for filing with the Securities and Exchange Commission.

Frances H. Ellis, Chairman; Audit Committee

R. Tyler Bland, III

L. Edelyn Dawson, Jr.

Philip T. Minor

The following fees were paid to Yount, Hyde & Barbour, P.C., the Company’s certified public accountants, for services provided for the years ended December 31, 2007 and 2006:

	2007		2006
	Fees	Percentage	Fees	Percentage
Audit fees	$63,250	79.3%	$65,000	81.2%
Audit - related fees	7,450	9.3%	6,560	8.2%
Tax fees	9,114	11.4%	8,500	10.6%

	$79,814	100.0%	$80,060	100.0%

A description of these fees is as follows:

•	Audit fees: Audit and review services, consents, and review of documents filed with the SEC.

•	Audit-related fees: Agreed upon procedures engagements related to public deposit balances and consultation regarding financial accounting and reporting standards.

•	Tax fees: Preparation of federal and state income tax returns, preparation of trust income tax return related to the trust preferred entity, and consultation regarding tax compliance issues.

All audit services, tax services and other services, as described above, were pre-approved by the Audit Committee, which concluded that the provision of such services by Yount, Hyde & Barbour, P.C. was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Exhibit Listing

Exhibit Number	Description

3(a)	Articles of Incorporation of the Corporation (Appendix 1 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement filed March 24, 2000, incorporated by reference).

3(b)	Bylaws (Appendix 2 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement filed March 24, 2000, incorporated by reference).

10(a)	The Corporation’s Stock Incentive Plan (Appendix 3 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement filed March 24, 2000, incorporated by reference).

10(b)	First Amendment to the Corporation’s Stock Incentive Plan (Exhibit 99(b) to Form S-8 Registration Statement filed November 8, 2000, incorporated by reference).

10(c)	The Corporation’s Stock Option Plan for Outside Directors (Appendix 4 to Exhibit A of the Proxy Statement included in Form S-4 Registration Statement filed March 24, 2000, incorporated by Reference).

10(d)	First Amendment to the Corporation’s Stock Option Plan for Outside Directors (Exhibit 99(d) to Form S-8 Registration Statement filed November 8, 2000, incorporated by reference).

10(e)	Form of Continuity Agreement between Corporation and certain executive officers. (filed herewith)

13	The Corporation’s 2006 Annual Report to Shareholders (filed herewith).

21	Subsidiaries of the Registrant. (filed herewith)

23	Consent of Yount, Hyde & Barbour, P.C. (filed herewith)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	BOE Financial Services Dividend Reinvestment Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-3D filed November 8, 2000.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

By:	/s/ Bruce E. Thomas
Bruce E. Thomas
Senior Vice President and Chief Financial Officer

Date: March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

SIGNATURE	TITLE	DATE

/s/ George M. Longest, Jr.	President, Chief Executive Officer	March 31, 2008
George M. Longest, Jr.	and Director (Principal Executive Officer)

/s/ Bruce E. Thomas	Senior Vice President,	March 31, 2008
Bruce E. Thomas	Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

/s/ Alexander F. Dillard, Jr.	Chairman of the Board	March 31, 2008
Alexander F. Dillard, Jr.

/s/ R. Tyler Bland, III	Director	March 31, 2008
R. Tyler Bland, III

/s/ L. McCauley Chenault	Director	March 31, 2008
L. McCauley Chenault

/s/ L. Edelyn Dawson, Jr.	Director	March 31, 2008
L. Edelyn Dawson, Jr.

/s/ Frances H. Ellis	Director	March 31, 2008
Frances H. Ellis

/s/ George B. Elliott	Director	March 31, 2008
George B. Elliott

/s/ Page Emerson Hughes	Director	March 31, 2008
Page Emerson Hughes

/s/ Philip T. Minor	Director	March 31, 2008
Philip T. Minor