Form 10-Q
period 2008-03-31
BOE FINANCIAL SERVICES OF VIRGINIA INC
filed 2008-05-15
CIK 1109848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of May 9, 2008.

Class	Outstanding at May 9, 2008
Common Stock, $5.00 par value	1,214,617

BOE Financial Services of Virginia, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Balance Sheets

(in Thousands except share data)

	March 31, 2008	December 31, 2007	March 31, 2007

	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$4,222	$4,100	$3,879
Federal funds sold	4,038	0	736
Securities available for sale, at fair value	52,500	52,543	54,415
Securities held to maturity (fair value $3,029, $3,010 and $2,960, respectively)	3,000	3,000	3,000
Equity Securities, restricted, at cost	2,136	1,761	1,536
Loans held for resale	883	497	250
Loans	230,262	221,549	199,125
Less: Allowance for loan losses	(2,559)	(2,595)	(2,405)

Net loans	227,703	218,954	196,720
Bank premises and equipment, net	10,801	10,663	10,336
Accrued interest receivable	1,494	1,514	1,467
Intangible assets, net	367	398	493
Other assets	8,704	9,001	8,704

Total assets	$315,848	$302,431	$281,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing deposits	$26,876	$26,220	$27,532
Interest bearing deposits	226,117	218,373	206,235

Total deposits	252,993	244,593	233,767
Federal funds purchased	0	3,152	0
Federal Home Loan Bank advances	24,500	17,000	12,000
Accrued interest payable	990	1,007	809
Other liabilities	2,812	2,445	2,469
Trust preferred capital notes	4,124	4,124	4,124

Total liabilities	285,419	272,321	253,169

Commitments and Contingent Liabilities
Stockholders’ equity
Common stock, $5 par value, authorized 10,000,000 shares, issued and outstanding 1,214,098, 1,212,294 and 1,209,099, respectively	6,070	6,062	6,045
Paid in capital	5,613	5,577	5,503
Accumulated other comprehensive (loss), net	(34)	(401)	(759)
Retained earnings	18,780	18,872	17,578

Total stockholders’ equity	30,429	30,110	28,367

Total liabilities and stockholders’ equity	$315,848	$302,431	$281,536

See accompanying notes to consolidated financial statements.

Page: 1

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Consolidated Statements of Income

(In Thousands except per share data)

	Three Months Ended
	March 31, 2008	March 31, 2007

	(Unaudited)
Interest and Dividend Income
Interest and fees on loans	$4,071	$3,759
Interest and dividends on securities:
U.S. Treasury	4	4
U.S. Government agencies	204	208
State and political subdivisions, nontaxable	332	354
State and political subdivisions, taxable	30	24
Other securities	45	47
Interest on federal funds sold	13	18

Total interest and dividend income	4,699	4,414

Interest Expense
Interest on deposits	2,000	1,819
Interest on borrowings	304	282

Total interest expense	2,304	2,101

Net interest income	2,395	2,313
Provision for loan losses	0	0

Net interest income after provision for loan losses	2,395	2,313

Noninterest Income
Service charge income	275	235
Net security gains	6	1
Net gains on sale of loans	98	0
Write down on LLC membership	(88)	0
Other income	236	190

Total noninterest income	527	426

Noninterest Expense
Salaries	980	862
Employee benefits and costs	304	272
Occupancy expenses	130	123
Furniture and equipment related expenses	156	108
Data processing	144	140
Stationery and printing	117	38
Postage	42	60
Bank franchise tax	66	61
Other operating expenses	518	376

Total noninterest expenses	2,457	2,040

Net income before income taxes
Income before income taxes	465	699
Income taxes	91	147

Net income	$374	$552

Earnings per share, basic	$0.31	$0.46
Earnings per share, diluted	$0.31	$0.45

See accompanying notes to consolidated financial statements.

Page: 2

BOE FINANCIAL SERVICES OF VIRGINIA, Inc.

Consolidated Statements of Cash Flows

(in Thousands)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Cash Flows from Operating Activities
Net income	$374	$552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	180	170
Origination of loans held for sale	(1,165)	(250)
Proceeds from sale of loans held for sale	877	0
Provision for loan losses	0	0
Net amortization on securities	22	39
Net (gain) on sale of securities	(6)	(1)
(Gain) on sale of loans	(98)	0
Loss on write down of LLC membership	88	0
(Increase)/Decrease in accrued interest receivable and other assets	257	(298)
Increase in accrued expenses and other liabilities	350	143

Net cash provided by operating activities	879	355

Cash Flows from Investing Activities
Proceeds from sale of securities available-for-sale	461	5,079
Proceeds from maturities and calls of securities available-for-sale	1,177	502
Purchase of securities available for sale	(1,471)	(4,089)
Redemption/(purchase) of restricted securities	(375)	17
Net (increase) in loans to customers	(8,749)	(2,235)
(Increase) in federal funds sold	(4,038)	(736)
Capital expenditures	(287)	(29)

Net cash (used in) investing activities	(13,282)	(1,491)

Cash Flows from Financing Activities
Net increase in deposits	8,400	2,902
Decrease in federal funds purchased	(3,152)	(3,207)
Increase in Federal Home Loan Bank advances	7,500	0
Issuance of Common Stock	44	30
Dividends paid	(267)	(230)

Net cash provided by (used in) financing activities	12,525	(505)

Net increase (decrease) in cash and cash equivalents	122	(1,641)
Cash and Cash Equivalents
Beginning of period	4,100	5,520

End of period	$4,222	$3,879

Supplemental disclosure of cash flow information
Cash paid during the year
Interest	$2,321	$2,142

Income Taxes	$93	$240

See accompanying notes to consolidated financial statements.

Page: 3

BOE Financial Services of Virginia, Inc.

Statement of Changes in Stockholders’ Equity

For the Three Month Periods Ended March 31, 2008 and 2007

(in thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2006	$6,041	$5,477	$17,256	$(727)		$28,047
Comprehensive Income:
Net income			552		$552	552
Other comprehensive loss, net of tax:
Unrealized loss on securities available for sale, net of deferred taxes					(32)

Other comprehensive loss, net of tax:				(32)	(32)	(32)

Total comprehensive income					$520

Cash dividend, $0.19 per share			(230)			(230)
Issuance of common stock under
Dividend Reinvestment Plan and Employee Stock Option Plan	4	26				30

Balance, March 31, 2007	$6,045	$5,503	$17,578	$(759)		$28,367

Balance, December 31, 2007	$6,062	$5,577	$18,872	$(401)		$30,110
Comprehensive Income:
Net income			374		$374	374
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of deferred taxes					370
Reclassification adjustment, net of deferred taxes					(3)

Other comprehensive income, net of tax:				367	$367	367

Total comprehensive income					$741

Effect of changing pension plan measurement date pursuant to SFAS No. 158			(62)			(62)
Cumulative effect of a change in accounting principle			(137)			(137)
Cash dividend, $0.22 per share			(267)			(267)
Issuance of common stock under
Dividend Reinvestment Plan and Employee Stock Option Plan	8	36				44

Balance, March 31, 2008	$6,070	$5,613	$18,780	$(34)		$30,429

See accompanying notes to consolidate financial statements.

Page: 4

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. The accounting and reporting policies of BOE Financial Services of Virginia, Inc. (the “Company”) conform to accounting principles generally accepted in the United States of America and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

These financial statements should be read in conjunction with the financial statements and the footnotes included in the Company’s 2007 Annual Report to Shareholders filed on Form 10-K with the Securities and Exchange Commission. Certain reclassifications have been made to prior period balances to conform to the current period presentation.

2. Earnings per share are based on the weighted average number of common shares and common stock equivalents outstanding during the applicable periods. Potential dilutive common stock had no effect on income available to common shareholders. No shares were excluded from the calculation because the effect would be anti-dilutive.

	March 31, 2008		March 31, 2007
	Shares	Per Share	Shares	Per Share
Basic earnings per share	1,212,740	$0.31	1,208,174	$0.46
Effect of dilutive stock options	4,707		7,101

Diluted earnings per share	1,217,447	$0.31	1,215,275	$0.45

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

(Dollars in thousands)	March 31, 2008	December 31, 2007	March 31, 2007
Loans:
Commercial	$24,281	$23,852	$22,820
Real Estate	166,508	154,570	138,348
Real Estate—construction	34,237	36,602	31,629
Installment & other loans	5,236	6,525	6,328

Total loans	230,262	221,549	199,125
Less allowance for loan losses	(2,559)	(2,595)	(2,405)

Net loans	$227,703	$218,954	$196,720

Page: 5

4. The Company’s allowance for loan losses was as follows at the dates indicated:

(Dollars in thousands)	March 31, 2008	December 31, 2007	March 31, 2007
Balance January 1	$2,595	$2,400	$2,400
Provision charged against income	0	6	0
Recoveries of loans charged off	23	461	14
Loans charged off	(59)	(272)	(9)

Balance at end of period	$2,559	$2,595	$2,405

5. Defined Benefit Pension Plan

Components of Net Periodic Benefit Cost

Three months ended March 31,

(In Thousands)

	Pension Benefits
	2008	2007
Service cost	$93	$82
Interest cost	77	68
Expected return on plan assets	(80)	(73)
Amortization of prior service cost	1	1
Amortization of net obligation at transition	(1)	(1)
Amortization of net (gain) loss	4	9

Net periodic benefit cost	$94	$86

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2007, that it expected not to contribute to its pension plan in 2008. As of March 31, 2008, no contributions have been made.

6. Stock Option Plans

During the year ended December 31, 2000, the Company adopted stock option plans for all employees and outside directors. The plans provide that 110,000 shares of the Company’s common stock will be reserved for both incentive and non-statutory stock options to purchase common stock of the Company. The exercise price per share for incentive and non-statutory stock options shall not be less than the fair market value of a share of common stock on the date of grant, and may be exercised at such times as may be specified by the Board of Directors in the participant’s stock option agreement. Each incentive and non-statutory stock option shall expire not more than ten years from the date the option is granted. The options vest at the rate of one quarter per year from the grant date.

Page: 6

A summary of the status of the stock option plans follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	29,359	$23.86
Granted	0	—
Exercised	(768)	20.40
Forfeited	0	—

Outstanding at quarter end	28,591	23.95	5.25 years	$170,688

Exercisable at quarter end	28,591	23.95	5.25 years	170,688

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the option price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. This amount changes based on changes in the market value of the Company’s stock.

The total intrinsic value of options exercised during the quarter ended March 31, 2008 was $6,771.

No stock-based compensation expense was recorded during the periods ended March 31, 2008 or 2007 as no options were granted and all outstanding options were fully vested.

7. Securities

Amortized costs and fair values of securities available for sale at March 31, 2008 and December 31, 2007 were as follows:

(In Thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	March 31, 2008
U.S. Treasury securities	$499	$6	$0	$505
U.S. Agency and mortgage-backed securities	12,958	235	(1)	13,192
Obligations of state and political subdivisions	37,505	403	(255)	37,653
Corporate debt securities	750	1	0	751
Other equity securities	81	322	(4)	399

	$51,793	$967	$(260)	$52,500

Page: 7

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	December 31, 2007
U.S. Treasury securities	$499	$0	$(1)	$498
U.S. Agency and mortgage-backed securities	13,669	56	(77)	13,648
Obligations of state and political subdivisions	37,410	206	(351)	37,265
Corporate debt securities	701	3	0	704
Other equity securities	81	351	(4)	428

	$52,360	$616	$(433)	$52,543

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2008 and December 31, 2007 were as follows:

(In Thousands)

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	March 31, 2008
U.S. Agency and mortgage- backed securities	$0	$0	$879	$(1)	$879	$(1)
Obligations of state and political subdivisions	8,385	(143)	10,811	(112)	19,196	(255)
Other equity securities	0	0	10	(4)	10	(4)

	$8,385	$(143)	$11,700	$(117)	$20,085	$(260)

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2007
U.S. Treasury securities	$0	$0	$497	$(1)	$497	$(1)
U.S. Agency and mortgage-backed securities	759	0	5,730	(77)	6,489	(77)
Obligations of state and political subdivisions	8,134	(133)	13,479	(218)	21,613	(351)
Corporate debt securities	0	0	0	0	0	0
Other equity securities	11	(4)	0	0	11	(4)

	$8,904	$(137)	$19,706	$(296)	$28,610	$(433)

Management continually monitors the fair value and credit quality of the Company’s investment portfolio. No impairment is considered permanent as the Company has the positive ability and intent of holding the securities until maturity or recovery of value.

Page: 8

Amortized costs and fair values of securities held to maturity at March 31, 2008 and December 31, 2007 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	March 31, 2008
U.S. Agency and mortgage-backed securities	3,000	29	$0	$3,029

	$3,000	$29	$0	$3,029

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	December 31, 2007
U.S. Agency and mortgage-backed securities	3,000	10	$0	$3,010

	$3,000	$10	$0	$3,010

There were no securities in the held to maturity portfolio in an unrealized loss position for the periods ended March 31,2008 and December 31, 2007.

Note 8. Change in Accounting Principle

During the first quarter of 2008, EITF 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” became effective. This statement requires the Company to recognize a liability (offset as a reduction to retained earnings) and related compensation costs for endorsement split-dollar life insurance arrangements that provide benefits to employees during postretirement periods. The Company recorded a reduction to retained earnings and corresponding increase to liabilities of $137,000. This reduction to retained earnings has been reflected in the Company’s Consolidated Statements of Changes in Stockholders’ Equity.

Note 9. FAIR VALUE MEASUREMENTS

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

• Level 1	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

• Level 2	inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

• Level 3	inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. Currently, all of the Company’s securities are considered to be Level 2 securities.

Page: 9

Loans held for sale

Loans held for sale which is required to be measured in a lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At March 31, 2008, entire balance of loans held for sale was recorded at its cost.

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

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

CRITICAL ACCOUNTING POLICIES

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standard (“SFAS”) 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The use of these values is inherently subjective and actual losses could be greater or less than the estimates.

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

On March 31, 2008, the Company had total assets of $315.848 million, an increase of $13.417 million, or 4.4%, from $302.431 million at December 31, 2007. Total assets at March 31, 2007 were $281.536 million. The March 31, 2008 total assets figure represents an increase of 12.2%, or $34.312 million over one year ago. Total loans amounted to $230.262 million on March 31, 2008, an increase of $8.713 million, or 3.9% over December 31, 2007 total loans of $221.549 million. The March 31, 2008 figure represents an increase of $31.137 million, or 15.6%, over total loans of $199.125 million on March 31, 2007. The Company’s securities portfolio increased $332,000 from $57.304 million at December 31, 2007 to $57.636 million at March 31, 2008. Total securities were $58.951 million on March 31, 2007. The Company had Federal Funds sold of $4.038 million on March 31, 2008, Federal Funds purchased of $3.152 million on December 31, 2007 and Federal Funds sold of $736,000 on March 31, 2007.

Page: 11

The Company is required to account for the effect of market changes in the value of securities available-for-sale (“AFS”) under SFAS 115. The market value of the March 31, 2008 securities AFS portfolio was $52.500 million compared to $52.543 million at December 31, 2007 and $54.415 million at March 31, 2007. On March 31, 2008, $707,000 represented the Company’s net unrealized gain on AFS securities compared to $183,000 at December 31, 2007 and a net unrealized loss of $103,000 at March 31, 2007.

Total deposits at March 31, 2008 were $252.993 million. This $8.400 million increase is 3.4% greater than total deposits of $244.593 million at December 31, 2007 and $19.226 million, or 8.2% greater than total deposits of $233.767 million at March 31, 2007.

Stockholder’s equity at March 31, 2008 was $30.429 million and represented 9.63% of total assets. Stockholder’s equity was $30.110 million, or 9.96% of total assets at December 31, 2007 and $28.367 million, or 10.08% of total assets at March 31, 2007.

Results of Operations

Net Income

Net income was $374,000 for the first quarter of 2008, or $0.31 per diluted share. This compares to net income of $552,000, or $0.45 per diluted share in the first quarter of 2007. The decrease in earnings through one quarter of 2008 compared to 2007 was $178,000, or 32.2%. These results were largely impacted by the recognition of one-time merger related expenses associated with our proposed merger with CBAC and branch expansion activity.

Increases in net interest income of $82,000 and non-interest income of $101,000 were exceeded by a $417,000 increase in non-interest expenses primarily due to merger and branch expansion activities. Direct expenses related to BOE’s proposed merger with CBAC resulted in an increase in noninterest expenses of $194,000 in the first quarter of 2008 compared to the same period in 2007. The BOE special meeting of shareholders originally scheduled for Friday, April 25, 2008, to consider and vote on its proposed merger with CBAC, was adjourned until Wednesday, May 21, 2008. This was after learning that CBAC planned to adjourn its two shareholder meetings in order to provide its shareholders more time to consider and vote on the proposed merger with BOE, its proposed merger with TransCommunity Financial Corporation and related matters.

Other nonrecurring items during the first quarter of 2008 included a one-time gain by BOE of $90,000 related to the sale of the Company’s credit card portfolio and a write down of $88,000 on BOE’s ownership interest in Bankers Investments, which announced its sale to Infinex. The net impact of non-recurring items in the first quarter of 2008 was $192,000 in additional expenses, pre-tax, and subsequently resulted in a reduction in net income of $154,000, after applying the Company’s effective tax rate.

Excluding the nonrecurring items mentioned above, total noninterest expenses increased $223,000 during the first quarter of 2008 compared to the same period in 2007. Salaries represented the largest component of this increase, amounting to $118,000, or 13.7%, over the same period in 2007. Employee benefits and costs also increased, $32,000, or 11.8%, during the first quarter of 2008 compared to the same period in 2007. The increases in salaries and employee benefits and costs were largely composed of adding additional banking staff to operate two new branches in Northumberland County, Virginia. The Burgess office opened October 15, 2007 and Callao opened on January 2, 2008. Expansion efforts were the primary component of the $48,000, or 44.4%, increase in furniture and equipment related expenses for the first quarter of 2008 compared to the same period in 2007.

Page: 12

Offsetting these decreases to net income for the quarter ended March 31, 2008 was an increase of $99,000, or 23.2%, in total noninterest income. Provision for loan losses was $0 for both the first quarter of 2008 and 2007.

Loan quality remains strong as nonaccruing loans were $73,000 on March 31, 2008, or 0.03% of total loans, compared to $96,000, or 0.04% of total loans at December 31, 2007. Loans past due 90 days or more and accruing interest were $95,000 at March 31, 2008 and $17,000 at December 31, 2007. Net charged-off loans were $36,000 in the first quarter of 2008.

Net Interest Income

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At March 31, 2008, the Company’s interest-earning assets exceeded its interest-bearing liabilities by approximately $39.643 million, compared with a $38.422 million excess one year ago. Net interest margins on a fully tax equivalent basis were 3.72% through March 31, 2008 compared to 4.01% through March 31, 2007. The decrease in net interest margin was the result of an decrease of 28 basis points in yield on total earning assets coupled with an increase of 1 basis point in the cost of total sources of funds. The Company’s yield on average earning assets, on a fully tax equivalent and annualized basis, was 6.87% for the first three months of 2008 compared to 7.15% for the first three months of 2007. Total cost of funds was 3.15% for the first three months of 2008 compared to 3.14% for the same period in 2007.

The Company’s loan-to-deposit ratio was 90.7%, on average, through the first three months of 2008 compared to 85.3% for the same period in 2007. On March 31, 2008, the Company’s loan-to-deposit ratio was 91.0% compared to 90.6% on December 31, 2007 and 85.2% on March 31, 2007.

Provision for Credit Losses

The Company’s provision for credit losses was $0 for the first quarter of 2008 and 2007. No provision for both of these periods was the result of strong credit quality ratios and continued strong collection efforts. Charged-off loans were $59,000 and recoveries were $23,000 in the first quarter of 2008. Charged-off loans were $9,000 for the first quarter of 2007 and recoveries were $14,000. During the third quarter of 2007, the Company realized a recovery of $400,000 of a loan charge-off from 2002. This has bolstered the Company’s allowance for loan losses. Charged-off loans were in a net recovery position of $189,000 for the full fiscal year 2007 after charging off $272,000 and recovering a total of $461,000.

Noninterest Income

Noninterest income was $527,000 in the first quarter of 2008 compared to $426,000 in the same period of 2007. This represents an increase of 23.7%, or $101,000. Net gain on sales of loans was the largest component of this increase, and was $98,000 for the first quarter of 2008 compared to $0 for the same period in 2007. Of this increase $90,000 was related to the sale of the Company’s credit card portfolio. Service charges on deposit accounts were $275,000 in the first quarter of 2008 and $235,000 in the first quarter of 2007. This is an increase of 17.0%, or $40,000. Other income increased $46,000, or 24.2%, and was $236,000 in the first quarter of 2008 compared to $190,000 for the same period in 2007. Net security gains were $6,000 in the first quarter of 2008 compared to $1,000 for the same period in 2007. Write down of LLC membership was $88,000 in the first quarter of 2008 compared to $0 for the same period in 2007. Nonrecurring items during the first quarter of 2008 included a one-time gain by BOE of $90,000 related to the sale of the Company’s credit card portfolio and a write down of $88,000 on BOE’s ownership interest in Bankers Investments, which announced its sale to Infinex. The net impact of non-recurring items in the first quarter of 2008 was $192,000 in additional expenses, pre-tax, and subsequently resulted in a reduction in net income of $154,000, after applying the Company’s effective tax rate.

Page: 13

Noninterest Expenses

Noninterest expenses were $2.457 million and increased $417,000, or 20.4%, in the first quarter of 2008 compared to 2007. Other operating expenses were the largest component of this increase, $142,000, or 37.8%, and increased from $376,000 in the first quarter of 2007 compared to $518,000 for the same period in 2008. Direct expenses related to BOE’s proposed merger with CBAC resulted in an increase in noninterest expenses of $194,000 in the first quarter of 2008 compared to the same period in 2007. Salaries increased $118,000, or 13.7%, from $862,000 in the first quarter of 2007 to $980,000 in the same period in 2008. Bank of Essex recently opened two new offices in Northumberland County, Virginia. Staffing for these branches were primarily responsible for the increase from the first quarter of 2008 compared to the same period in 2007. Stationery and printing costs increased $79,000, or 207.9%, from $38,000 in the first quarter of 2007 to $117,000 for the first quarter of 2008. Of this increase, $55,000 was the result of printing costs associated with BOE’s proposed merger with CBAC. Furniture and equipment related expenses increased 44.4%, or $48,000, from $108,000 in the first quarter of 2007 to $156,000 for the same period in 2007 and were primarily the result of the branch expansion activities. Also, in the first quarter of 2008 compared to the same period in 2007, occupancy expenses increased $7,000, bank franchise tax increased $5,000 and data processing increased $4,000. Occupancy expenses were $130,000 for the first quarter of 2008 compared to $123,000 for the same period in 2007. Bank franchise tax was $66,000 for the first quarter of 2008 compared to $61,000 for the same period in 2007. Data processing expense was $144,000 for the first quarter of 2008 compared to $140,000 for the same period in 2007.

Income Taxes

Income tax expense through March 31, 2008 was $91,000. This represents a $56,000, or 38.1% decrease compared to $147,000 in income tax expense for the same period in 2007.

Asset Quality

The Company’s allowance for credit losses totaled $2.559 million on March 31, 2008 or 1.11% of total loans. On December 31, 2007, the allowance for credit losses totaled $2.595 million and was 1.17% of total loans. On March 31, 2007, the allowance for credit losses was $2.405 million and was 1.21% of total loans.

On March 31, 2008, the Company had nonaccruing assets of $73,000. This compares to nonaccruing assets of $83,000 on March 31, 2007. Loans past due and still accruing interest totaled $95,000 on March 31, 2008 compared to $1,963,000 on March 31, 2007.

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

Page: 14

The Company’s ratio of total capital to risk-weighted assets was 15.40% on March 31, 2008 compared to 14.19% on March 31, 2007. Its ratio of Tier 1 Capital to risk-weighted assets was 14.46% on March 31, 2008 and 13.53% on March 31, 2007. The Company’s leverage ratio (Tier 1 capital to average adjusted total assets) was 11.15% on March 31, 2008 and 11.65% on March 31, 2007. These ratios exceed regulatory minimums. The Company issued trust preferred subordinated debt that qualifies as regulatory capital in the fourth quarter of 2003. This trust preferred debt has a 30-year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.00% and was priced at 7.83% in the first quarter of 2008.

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

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND

CREDIT RISK AND CONTRACTUAL OBLIGATIONS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its clients and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The Company does not expect the implementation to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No.160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 requires an entity to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

Page: 15

In March 2008, the FASB issued SFAS No. No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4T.	Controls and Procedures

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

Page: 16

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

No changes in risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Page: 17

Item 6.	Exhibits

The information furnished herein shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

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

Page: 18

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOE Financial Services of Virginia, Inc.
(Registrant)

5/14/08	By:	/s/ George M. Longest, Jr.
(Date)		(Signature)
George M. Longest, Jr.
President and Chief Executive Officer

5/14/08	By:	/s/ Bruce E. Thomas
(Date)		(Signature)
Bruce E. Thomas
Secretary, Vice President & Chief Financial Officer

Page: 19